Form 10-K
period 1995-03-31
UNITED STATES FILTER CORP
filed 1995-06-28
CIK 318025

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MARCH 31, 1995       COMMISSION FILE NUMBER: 1-10728

                       UNITED STATES FILTER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 33-0266015
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


           73-710 FRED WARING DRIVE, SUITE 222, PALM DESERT, CA 92260
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 340-0098

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    COMMON STOCK, $.01 PAR VALUE                 NEW YORK STOCK EXCHANGE
        (TITLE OF EACH CLASS)                NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 22, 1995, was approximately $341,522,000. The number of shares of Common Stock outstanding on June 22, 1995 was 22,206,066 shares.

  Documents incorporated by reference:

  1. Notice of 1995 Annual Meeting and Proxy Statement (Part III of Form 10-
K).

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

(A) GENERAL

  United States Filter Corporation (the "Company") is a leading provider of water treatment systems, services and replacement parts to industrial and commercial customers of the multi-billion dollar global water treatment industry. The Company offers what it believes to be the industry's broadest line of treatment systems and services, integrating a wide spectrum of proven technologies designed to provide cost-effective water treatment solutions. The Company provides a single-source solution to its industrial, commercial and municipal customers by identifying and evaluating water purification and wastewater treatment needs, conducting treatability studies, and designing, manufacturing, selling, installing and servicing water treatment systems. As of March 31, 1995, the Company had an installed base of more than 60,000 systems in the United States, Europe, Latin America and the Far East. The Company also sells replacement parts and consumables, such as membranes and carbon, that support its systems. In addition, through its global network of 117 sales and service facilities, the Company is a leading provider of service deionization ("SDI") in the United States and Western Europe, and provides ongoing service and maintenance to its customers. The Company also offers outsourcing options to its customers, including Company-operated water purification and wastewater treatment systems and provision of water by the gallon. The Company has grown internally and through the strategic acquisition and integration of numerous domestic and international water treatment companies.

  Due to global population growth, economic expansion and the limited supply of usable water, water has become an increasingly scarce resource. In addition to the need for potable water, industrial and commercial companies require purified water for most manufactured products, whether as an ingredient in the finished product or as part of the manufacturing process. Furthermore, government regulations require most industrial and commercial companies and municipalities to treat their outgoing wastewater. As a result, many companies require increasingly sophisticated solutions to their water purification and wastewater treatment needs. The water treatment industry is highly fragmented, with numerous regional participants who are limited in their geographic scope. Most participants in the industry provide a limited number of treatment technologies, a limited number of products or services, or focus on a particular industry. While the number of industry participants ranges from a few large companies to hundreds of small local companies, there are few companies in the industry that offer a full range of water treatment equipment, technologies and services.

  The Company's customer base includes a broad range of major industrial and commercial companies, such as Abbott Laboratories, U.S. Steel, Coca-Cola, Advanced Micro Devices, Chrysler, Eli Lilly, Minnesota Mining and Manufacturing Company, Procter & Gamble and Southern California Edison. The Company believes it provides its customers with a unique full-service and cost-effective approach through a combination of its wide range of products and services, its breadth of technologies and its global network of local sales and service facilities.

  Since July 1991, the Company has acquired and integrated a number of businesses with strong market positions and substantial expertise in the design, manufacture and operation of systems for the filtration, purification and treatment of water and wastewater. These acquisitions have enabled the Company to differentiate itself from its competitors and establish itself as one of the most comprehensive, single-source providers capable of meeting its customers' diverse water treatment needs. Following an acquisition, management takes affirmative steps to redirect the focus of the acquired business, integrate its operations and technologies into the Company, reduce personnel and other costs where appropriate, and promote employee initiative and responsibility. Additionally, the Company's acquisitions generally provide it with economies of scale through enhanced purchasing power, increased asset utilization and decreased dependency on third-party suppliers, as well as decreased operating expenses due to rationalization of operations. The integration of the acquired companies also generally provides synergies, such as cross-selling and significant sharing of experience and technology.

  The Company intends to actively seek additional acquisitions that enhance its geographic network, customer base, and range of product offerings, technologies and industries served. The principal businesses acquired by the Company since July 1991, include the following:

                                                                       PRINCIPAL BUSINESS ACTIVITY
     ACQUISITION DATE           NAME AND PRINCIPAL LOCATION               AT TIME OF ACQUISITION
     ----------------           ---------------------------            ---------------------------
DOMESTIC ACQUISITIONS:
 July 1991                   Lancy Waste Management Systems    Industrial wastewater treatment systems
                              Warrendale, Pennsylvania

 January 1992                Illinois Water Treatment ("IWT")  Industrial process filtration and
                              Rockford, Illinois               treatment systems

 January 1992                Metro Recovery Systems            Centralized treatment and recovery
                              Roseville, Minnesota             facility

 January 1993                Permutit (U.S.A.)                 Condensate polishing equipment
                              Warren, New Jersey

 December 1993               Ionpure Technologies Corp.        Ultrapure water systems, CDI and SDI
                              Lowell, Massachusetts

 July 1994                   Continental Water Systems         Ultrapure water systems and SDI
                              San Antonio, Texas
                                 and
                             Continental Penfield Corp.        Ultrapure water systems
                              Plantsville, Connecticut

 August 1994                 Ceraflo                           Ceramic filter products
                              Warrendale, Pennsylvania

 February 1995               Continental Water Conditioning    Ultrapure water systems and SDI
                              Company of the Bay Area
                              Palo Alto, California

 April 1995                  Arrowhead Industrial Water        On-site and mobile water treatment systems
                              Lincolnshire, Illinois           and services and SDI

INTERNATIONAL ACQUISITIONS:
 April 1992                  Societe des Ceramiques Techniques Ceramic filters and various industrial
                              Tarbes, France                   ceramic components

 May 1994                    Sation S.A.                       Water treatment systems and SDI
                              Barcelona, Spain

 June 1994                   Sanilo, S.A.                      Water treatment systems and SDI
                              Amboise, France

 July 1994                   Seral Erich Alhauser GmbH         Laboratory equipment manufacturing and SDI
                              Ransbach-Baumbach, Germany

 September 1994              Smogless S.p.A.                   Wastewater treatment services for industrial
                              Milan, Italy                     and municipal customers

 December 1994               Groupe Crouzat S.A.               Water treatment systems and SDI
                              Toulouse, France

 April 1995                  The Permutit Group                Water treatment systems and SDI
                              Isleworth, England

  Of the transactions occurring since the Company's fiscal year beginning April 1, 1994, the purchase prices paid by the Company for the acquisitions of Continental Water Systems and Continental Penfield Corp., Ceraflo, Continental Water Conditioning Company of the Bay Area, Sation S.A., Seral Erich Alhauser GmbH and Smogless S.p.A. comprise either solely or in significant part shares of the common stock of the Company and, for the acquisition of Smogless S.p.A. debt in the principal amount of $45,000,000 and related warrants convertible into common stock (the "Warrants") and shares of the Company's Series B Voting Convertible Preferred Stock (the "Series B Preferred Stock"). Pursuant to the Continental Water Systems and Continental Penfield Corp. acquisitions, the Company filed a "shelf" Registration Statement on Form S-3 under the Securities Act of 1933, as amended, (the "Act") with respect to 1,897,221 shares of common stock issued by the Company pursuant to the terms of that transaction. That Registration Statement became effective on November 2, 1994. In addition, under the terms of the Smogless S.p.A. acquisition, upon the request of the selling stockholders of Smogless S.p.A., the Company has certain obligations to register under the Act the shares of common stock issuable upon the exercise of the Warrants or upon the conversion of the Series B Preferred Stock.

  Subsequent to the acquisition of Arrowhead Industrial Water ("Arrowhead"), but related to that acquisition, the Company and Nalco Chemical Company ("Nalco") entered into a Joint Venture Agreement dated June 9, 1995 (the "Nalco JV"). Under the terms of the Nalco JV, a fifty fifty partnership was established, Treated Water Outsourcing, a Nalco/U.S. Filter Joint Venture ("TWO"). TWO was established to engage in the business of building, owning and operating water purification facilities on customer's sites under long-term agreements. Under the Nalco JV, equipment will be purchased from the Company and chemical supplies will be purchased from Nalco.

  On November 8, 1994, the Company announced a three-for-two split of its common stock. The split was effected in the form of a stock dividend, payable on December 5, 1994 to shareholders of record as of the close of business on November 18, 1994.

  In May 1995, the Company effected a public offering of 6,900,000 shares of common stock at $15.00 per share. The net proceeds from this offering after underwriting discounts and commissions before other related expenses, were $98,118,000. Of these net proceeds, approximately $10,000,000 was used to repay indebtedness incurred in connection with the acquisition of The Permutit Group and $80,000,000 was used for the acquisition of Arrowhead. The balance was used for general corporate purposes.

  The Company's principal executive offices are located at 73-710 Fred Waring Drive, Suite 222, Palm Desert, California 92260. The Company's telephone number is (619) 340-0098. References herein to the Company shall mean United States Filter Corporation and its subsidiaries, unless the context requires otherwise.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

  The Company's sole business segment is the design and manufacture of equipment for filtration, water treatment and wastewater treatment for industrial and municipal customers, and the provision of services, replacement parts and consumables to those markets.

(C) NARRATIVE DESCRIPTION OF BUSINESS:

                                 INTRODUCTION

THE WATER TREATMENT INDUSTRY

  As a result of global population growth, economic expansion and the limited supply of usable water, water has become an increasingly scarce resource. In addition to the need for potable water, industrial and commercial companies require purified water for most manufactured products, whether as an ingredient in the finished product or as part of the manufacturing process. Accordingly, most manufacturers utilize water treatment systems to purify their incoming water ("influent"). Furthermore, government regulations require most industrial and commercial companies and municipalities to treat their outgoing wastewater ("effluent"). Water purification and wastewater treatment has developed into a multi-billion dollar global industry.

  Customers of the water treatment industry can be classified into three categories: (i) industrial and commercial businesses, such as pharmaceutical, semiconductor and food and beverage manufacturers; (ii) municipal and private suppliers of public water services; and (iii) individual consumers of potable water. Many industrial, commercial and municipal users seek a systems solution that includes: water purification and wastewater treatment systems incorporating a broad range of treatment technologies; replacement parts and consumables (such as membranes and carbon); and support services that include ongoing service and maintenance. As an alternative to purchasing entire systems, some customers may prefer to outsource the purification of their influent and effluent.

  As industrial and commercial companies seek to increase manufacturing productivity, they require water treatment systems that enable them to purify greater quantities of influent at existing facilities. In addition, advances in manufacturing technology in certain industries, such as electronics and pharmaceuticals, are dependent upon highly purified and ultrapure water. These factors, combined with higher water prices and government regulation regarding effluent, have resulted in demand for increasingly sophisticated water purification and wastewater treatment systems. These complex systems require specially trained operators, floor space and significant capital outlays. As a result, rather than committing such resources to operate in-house water treatment systems, some users are increasingly seeking water treatment companies to operate their facilities or provide purified water under contract.

  The water treatment industry is highly fragmented, with numerous regional participants who are limited in their geographic scope. This fragmentation is primarily due to local differences in water quality and supply, different levels of demand for water resulting from varying concentrations of industry and population, and local governmental regulations. Most participants in the water treatment industry provide a limited number of treatment technologies, a limited number of products or services, or focus on a particular industry. While the number of industry participants ranges from a few large companies to hundreds of small local companies, there are few competitors in the industry that offer a full range of water treatment equipment, technologies and services.

INDUSTRIAL AND COMMERCIAL USERS

  Industrial and commercial users have a significant need for purified water because it is a necessary component in many products and industrial processes. The quality of water varies dramatically across geographic regions, and water contains impurities which, if untreated, can render it effectively useless for most industrial purposes. The use of untreated water in manufacturing processes can result not only in inconsistent product quality, but also in substantial equipment degradation, which can lead to costly maintenance or replacement costs. Consequently, most manufacturers treat their influent in order to maintain a consistently acceptable degree of purity. For example, purified water is an integral component of many consumer goods and is used in the manufacture of pharmaceutical products, electronics and chemicals. Additionally, food and beverage manufacturers require water with consistent quality to preserve uniformity of taste and appearance in their products. As a result of these process specifications, industrial and commercial customers often require a broad range of treatment technologies to purify their influent.

  In addition to treating their influent to ensure product quality, industrial and commercial users are often required to treat their effluent. Government regulations regarding the disposal of aqueous industrial waste, combined with public concern regarding industrial pollution, have led to increased awareness on the part of businesses and public utilities as to the benefits of wastewater treatment and waste minimization. In response to higher water prices and rising wastewater discharge fees, industrial and commercial manufacturers have also become aware of the cost-effectiveness of recycling their effluent. As a result of these factors, industrial companies increasingly require complex systems and equipment to treat and recycle process water.

MUNICIPAL USERS

  Public awareness and governmental concern regarding the increasing scarcity of water, the quality of drinking water, and the potential health hazards associated with waste products discharged into the environment, have resulted in legislation, regulation and enforcement requiring strict standards for potable water and restrictions on the discharge of pollutants in wastewater. As a result, municipalities are experiencing increasing costs for water, water purification and wastewater treatment. Accordingly, providers of public drinking water and municipal wastewater treatment facilities are increasingly purchasing sophisticated treatment systems to solve their treatment needs. In addition, because many municipal water systems are operating at or near capacity and many municipalities are experiencing budgetary constraints, such customers are seeking innovative solutions to their water treatment needs, such as improved technologies and equipment and various outsourcing and service options.

INDIVIDUAL USERS

  The market for individual users consists of bottled water and point-of-use products, such as domestic filtration systems and parts. Consumers' needs vary by geography as a result of differing water qualities and by level of economic development. This segment of the industry is highly fragmented, and management believes there are hundreds of competitors in the potable water and point-of-use products markets.

THE BUSINESS OF THE COMPANY

  The Company is a leading provider of water treatment systems, services and replacement parts to industrial and commercial customers of the multi-billion dollar global water treatment industry. The Company offers what it believes to be the industry's broadest line of treatment systems and services, integrating a wide spectrum of proven technologies designed to provide cost-effective water treatment solutions. The Company provides a single-source solution to its industrial, commercial and municipal customers by identifying and evaluating water purification and wastewater treatment needs, conducting treatability studies, and designing, manufacturing, selling, installing and servicing water treatment systems. As of March 31, 1995, the Company had an installed base of more than 60,000 systems in the United States, Europe, Latin America and the Far East. The Company also sells replacement parts and consumables, such as membranes and carbon, that support its systems. In addition, through its global network of 117 sales and service facilities, the Company is a leading provider of service deionization ("SDI") in the United States and Western Europe, and provides ongoing service and maintenance to its customers. The Company also offers outsourcing options to its customers, including operation of water purification and wastewater treatment systems and the provision of water by the gallon. A substantial part of Arrowhead's business is in the build, own and operate segment of the industry. Through that subsidiary's Pure Water Management Program and the Nalco JV, the Company will install and operate integrated water treatment units at customers' production facilities.

STRATEGY

  The Company has developed a strategy designed to expand its operations, achieve earnings growth and capitalize on its position as a leading full-service provider of water treatment systems and services. The Company's strategy is as follows:

  PROVIDE SINGLE-SOURCE WATER TREATMENT SOLUTIONS TO INDUSTRIAL, COMMERCIAL AND MUNICIPAL CUSTOMERS. The Company believes that industrial, commercial and municipal users of water treatment systems and services desire to obtain such systems and services from a single source willing to guarantee and service the entire system, rather than from separate engineers, manufacturers and service contractors. Therefore, the Company plans to continue to emphasize its one-stop approach by providing a wide range of water treatment systems and services. The Company strives to meet the diverse demands of its customers through its ability to sell a system outright, sell the system and operate it as a service option for its customers, or build and retain ownership and, under contract, operate the system. Through utilization of its global network of local sales and service facilities, the Company assesses its customers' needs and develops innovative and cost-effective water treatment solutions.

  OFFER THE BROADEST AND MOST UP-TO-DATE RANGE OF PROVEN TREATMENT TECHNOLOGIES. The Company intends to continue to offer a wide variety of filtration and purification technologies to meet each customer's individual needs. The Company provides a broad range of treatment technologies, ranging from basic water treatment systems, such as sedimentation, to systems that utilize state-of-the-art technology, such as CDI(TM) continuous deionization. Additionally, the Company plans to continue to capitalize on what it believes to be an emerging trend away from traditional chemical treatment to treatment of water with capital equipment, such as reverse osmosis systems. The Company conducts its own research and development, augmented by customer- and government-funded research spending and may acquire, as appropriate, other water treatment companies and their respective technologies.

  PURSUE ACQUISITIONS THAT PROVIDE STRATEGIC FIT AND CONTRIBUTE TO THE COMPANY'S GROWTH. In addition to growing internally, the Company has grown significantly through the strategic acquisition and integration of numerous domestic and international water treatment companies, which have provided the Company with specific technologies, products and services and penetration into certain industries and geographic areas. For example, the Company's acquisition of Ionpure provided it with CDI capability, domestic sales and service offices in new regions, and an entrance into the European market. Following the acquisition of a business, management takes affirmative steps to redirect the focus of the acquired company, integrate its operations and technologies into the Company, rationalize operations, reduce personnel and other costs where appropriate, and promote employee initiative and responsibility. The Company plans to continue to pursue acquisitions that add to its technologies and products, broaden its customer base and expand its global network of local sales and service facilities. The Company recently acquired a franchisee of Continental Penfield Corporation ("Continental"), a subsidiary of the Company, and currently intends to acquire additional Continental franchisees when appropriate.

  EXPAND THE COMPANY'S PRESENCE IN THE BUILD, OWN AND OPERATE SEGMENT. The Company is expanding its presence in the emerging build, own and operate segment of the water treatment industry through its acquisition of Arrowhead and the Nalco JV. The build, own and operate segment of the industry enables the Company to provide customers with purified water by the gallon under contract through construction, ownership and operation of water purification and wastewater treatment systems. By offering this option, the Company minimizes its customers' capital outlays and the costs associated with operating complex in-house systems. Because construction of water treatment systems is capital-intensive, the Company pursued the Nalco JV to finance such construction. In addition, the Nalco JV contemplates utilization of Nalco's sales force and access to its extensive customer base. Providing build, own and operate arrangements to its customers will enable the Company to generate recurring future revenues under long-term contracts.

  ACHIEVE COST SAVINGS, SYNERGIES AND ECONOMIES OF SCALE IN ITS
  OPERATIONS. The Company operates its business through a decentralized organizational structure, which provides low overhead and minimizes redundancy. The Company achieves cost savings through implementation of strict controls and standardized operating procedures. Additionally, the Company's acquisitions generally provide it with economies of scale through enhanced purchasing power, increased asset utilization and decreased dependency on third-party suppliers, as well as decreased operating expenses due to rationalization of operations. The integration of the acquired companies also generally provides synergies, such as cross-selling and significant sharing of experience and technology.

PRINCIPAL PRODUCTS AND SERVICES

  The Company provides a single-source solution to its industrial, commercial and municipal customers by identifying and evaluating water purification and wastewater treatment needs, conducting treatability studies, and designing, manufacturing, selling, installing and servicing water and wastewater treatment systems for the filtration and purification of influent and effluent on a cost-effective basis. The Company does not currently supply the market for individual users of bottled water and household point-of-use products, such as residential filtration systems and parts. The Company's principal products and services include (i) capital equipment, (ii) services and (iii) replacement parts and consumables.

  Capital Equipment. The Company manufactures both pre-engineered and customized treatment systems and utilizes more than 16 different proven physical, biological and chemical treatment techniques including, among others, continuous deionization, reverse osmosis, electrodialysis, adsorption and ion exchange, that can be combined and configured to meet wide-ranging customer needs. The Company utilizes a global sales and service force to provide direct contact and service to its customers. The Company designs, engineers, manufactures and assembles its systems at its manufacturing facilities located in the United States and Western Europe. Components that are not manufactured by the Company are purchased from vendors in the United States and abroad.

  Services. The Company's service business represents a growing portion of its revenues. The Company is a leading provider of service deionization ("SDI") in the United States and Western Europe for industrial and commercial users. SDI is a term given to portable water deionization treatment equipment that uses resins as the filtration medium and is designed to be easily connected to a local feed water supply and to produce ultrapure water. Resin is retrieved and transported by a Company service representative to a Company regeneration plant for chemical recharging when it is exhausted. Unlike many permanent systems, SDI requires no chemical handling or maintenance by the customer. SDI is a widely used technology among industrial and commercial companies and provides the Company with a recurring source of revenues and the opportunity to market its systems and other services to its existing SDI customer base.

  As part of its service business, the Company has expanded its product offerings to include the construction and operation of wastewater facilities under long-term contracts on behalf of public water and wastewater treatment providers such as municipalities. In Italy, the Company is managing two municipal water treatment operations serving more than 1.5 million people under long-term contracts. During 1993, the Company became the first United States-based company to be awarded a contract to build and operate a wastewater treatment facility in Mexico, located in the city of Cuernavaca. The Company has also obtained a contract to build a water desalination plant in the Cayman Islands. In addition, under an agreement with Nalco, the Company currently provides water to U.S. Steel on a long-term basis.

  Another component of the Company's service business is its hazardous waste treatment facility located in Roseville, Minnesota. This facility operates a federal Resource Conservation and Recovery Act ("RCRA") permitted "Part B" centralized treatment and recovery facility which sells products recovered from the treatment of industrial waste. The facility receives wastes generated primarily by the metal finishing industry and printed circuit board manufacturers. The facility offers the Company's customers a cost-effective recovery approach that reduces processing costs, the quantity of sludge generated and the environmental exposure associated with industrial waste.

  Replacement Parts and Consumables. The Company manufactures and sells replacement parts required to support treatment systems manufactured by both the Company and, to a limited extent, its competitors. The Company also provides consumables, such as membranes and carbon, to its customers.

HISTORICAL SALES

  A percentage breakdown of the Company's sales, as restated, by product category for the past three fiscal years is as follows:

                                                   FISCAL YEAR ENDED MARCH 31,
                                                  -------------------------------
                                                    1993       1994       1995
                                                  ---------  ---------  ---------
Sales by product category:
 Capital equipment...............................       58%        63%        60%
 Services and operations.........................        7%        19%        19%
 Replacement parts, consumables and other........       35%        18%        21%

CUSTOMER MARKETS AND PRODUCT APPLICATIONS

  The Company's customer base includes a broad range of major industrial and commercial companies, such as Abbott Laboratories, U.S. Steel, Coca-Cola, Advanced Micro Devices, Chrysler, Eli Lilly, Minnesota Mining and Manufacturing Company, Procter & Gamble and Southern California Edison. With growing demands for purified water and a diminishing supply of usable water, many companies require increasingly sophisticated solutions to their water treatment needs. The following are industries and customers that the Company services and some of the products used therein:

  Pharmaceutical and Biotechnology. Process water used in the pharmaceutical and biotechnology industries must meet the highest standards of purity. Reverse osmosis in conjunction with CDI ("RO/CDI") technology provides high purity water that meets the strictest quality specifications. The Company's ceramic membranes, in combination with other membrane or ion exchange equipment, meet these requirements by achieving nearly 100% contaminant removal. This equipment is used in fermentation, purification and recovery processes. Ion exchange technologies are also used to purify process streams, as well as to purify and recover antibiotics, vitamins and chemical elements. In addition, ion exchange is employed in industrial fermentation to process substrates. Customers include Eli Lilly, Merck, Upjohn and Chiron.

  Semiconductor and Electronics. Semiconductor manufacturing processes require ultra-high purity water to avoid contamination from even the smallest microscopic particles. The Company's ceramic membrane filters are advanced inorganic, multilayered filter media that provide superior contaminant removal in the most demanding environments. In addition, the Company's membrane and ion exchange technology is used by electronic components manufacturers to produce ultra-high purity water and to reduce the level of microcontamination in rinse waters. Customers include Advanced Micro Devices and Hitachi.

  Chemical and Petrochemical. Incoming water supplies for chemical and petrochemical manufacturers require filtration and treatment to remove solid particles and dissolved impurities. The Company manufactures demineralizers, water softeners, clarifiers, multimedia filters and reverse osmosis systems to deliver water of controlled quality and content. Additionally, the Company's Membralox(R) and Ceraflo ceramic membranes are used to accomplish the separation of chemical and petrochemical streams in very harsh environments. Customers include Dow Chemical, DuPont and Stouffer Chemical.

  Food and Beverage. The food and beverage industries require high-quality yet cost-effective water treatment systems. The Company offers physical and chemical filtration and treatment technologies to purify incoming water and refine and concentrate process fluids. Its ion exchange and ADSEP systems are advanced technologies for the separation of sugars and corn syrups. In the beverage industry, ceramic membrane filters achieve a high level of fluid purity using nonchemical processing techniques. Customers include Anheuser Busch, Coca-Cola, Cargill and Holly Sugar.

  Metal Finishing. The Company's metal treatment and recovery systems facilitate regulatory compliance of effluent and reduce the level of heavy metals and solids generated from metal finishing operations such as printed circuit board manufacturing, electroplating, galvanizing and anodizing. The Company's key technology offerings include ion exchange, reverse osmosis, electrolytic recovery, sorption filtration, ceramic membrane ultrafiltration, as well as a full complement of conventional precipitation settling and filtration technologies. Customers include Hughes Aircraft, Rockwell Corporation and Minnesota Mining and Manufacturing Company.

  Power Generation. Nuclear and fossil fueled electric power plants are subject to steam generator and boiler corrosion and turbine fouling if damaging contaminants are not removed from the incoming and recirculating feedwater supplies. The Company's filtration membrane and ion exchange systems provide power plants with high-quality, demineralized boiler feedwater. The Company's tube filter and deep bed condensate polishing systems employ advanced resin separation and regeneration technologies to improve the quality of the condensate returned to the boiler. Sand and other media filters are used in cogeneration and other power plant applications. Nuclear-grade resins are available to meet the more stringent water quality requirements of nuclear power plants. Customers include Southern California Edison and Southern Company.

  Oil Field and Refinery. The petroleum industry uses large quantities of water for steam and water flooding of oil fields for the secondary recovery of oil. The Company's systems remove oil contaminants and suspended solids from the resurfaced water for reuse for down-hole water and steam injection. Refineries use the Company's oil/water separators to remove oil and suspended solids from process water and refinery effluents, as well as a full range of water purification equipment to remove dissolved solids. Customers include Shell Oil, Marathon Oil and Chinese Petroleum.

  Medical/Dialysis. RO/CDI systems produce a continuous stream of ultra-high purity water by removing organics, minerals and other contaminants while providing the necessary bacteria and endotoxin control for high-flux dialysis machines and other high-quality, high-capacity water requirements in the medical field.

  Laboratory. Cartridge-type reverse osmosis filters, deionization systems, electrodiaresis ("EDR") modules, ultrafiltration units, particle filters and activated carbon filters remove contaminants, bacteria, pyrogens and odor to provide point-of-use water polishing for critical and demanding laboratory applications.

  Pulp and Paper. The Company's dissolved air flotation systems remove and recover suspended solids from waste streams for pulp and paper manufacturers and require considerably less floor space than conventional separation units. The Company's boiler feedwater treatment systems are also utilized in this industry.

  Groundwater Remediation and Landfill Leachate Treatment. The Company's remediation systems are used to remove organic compounds and soluble metals from contaminated groundwater. Biosystems employ a "pump and treat" technology that incorporates equalization, separation of metals, biological treatment and clarification processes. The Company's leachate systems, combining chemical pre-treatment systems with biological treatment technologies, address the treatment or elimination of wastewater drainage into the groundwater and surrounding waterways. Customers include WMX Technologies, Inc., Browning-Ferris Industries and Laidlaw Inc.

  Drinking Water. Food and beverage processors, hotels and other institutions require high quality yet affordable water treatment systems to meet consumer and regulatory standards. In addition, suppliers of drinking water are seeking alternative purification systems. The Company manufactures filtration, water treatment and clarification systems for the drinking water industry that meet United States Environmental Protection Agency ("EPA") standards under the Safe Drinking Water Act. Pre-assembled systems capable of handling small and large volume flows are also available.

  Municipal Water Recovery and Reuse. Municipal sewage plants often utilize three stages of treatment (primary, secondary and tertiary) before discharge to the environment. In addition to offering equipment and systems to satisfy these requirements, the Company's membrane, reverse osmosis and ion exchange technologies add a fourth stage by removing remaining contaminants to a purity level that allows water to be recycled and reused in additional industrial applications. These technologies are cost-effective and reduce the adverse impact of industrial growth in communities where water tables are low.

SALES AND MARKETING

  The Company sells its products through direct sales and service employees and independent manufacturers' representatives, who may be assigned certain geographic territories and are paid on a commission basis. The Company provides engineering and sales support to its representatives. A portion of the Company's revenues are derived from recommendations by independent engineers and consultants who advise the ultimate customer. The Company sells its ceramic membrane products to end users, distributors and original equipment manufacturers.

  The Company has 117 sales and service facilities worldwide, including 35 franchise dealers, and has approximately 122 manufacturers' representatives, distributors and licensees. As part of the marketing integration strategy, sales prospects are reviewed to determine which of the Company's engineering and manufacturing resources should be utilized to best meet customers' needs and maximize profitability.

  A number of licensees manufacture and sell certain of the Company's products in Western Europe, Asia, Africa, Australia and Mexico. The Company provides technical support to these licensees and is either paid a royalty on sales or participates in the sale directly.

  For the fiscal years ended March 31, 1993, 1994 and 1995, the Company's international sales were approximately $24,018,000, $37,841,000 and $104,132,000, respectively.

BACKLOG AND SEASONALITY

  The Company had the following backlog of purchase orders for its products as of April 30, 1994 and 1995. These figures do not include revenues from service or SDI. The orders are scheduled for delivery and installation during the following twelve months and are believed by management to be firm.

             DATE             AMOUNT
             ----          ------------
           April 30, 1994  $ 72,190,000
           April 30, 1995  $140,421,000

  The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period.

  Certain of the Company's contracts for engineered products and services provide for progress payments during the engineering and manufacturing period. The balance is due upon acceptance or start-up or, in the case of most municipal and governmental purchasers, 90 to 180 days after delivery and installation. Demand for the Company's products and services is not typically affected by seasonal changes.

PRODUCT WARRANTIES

  The Company generally offers one-year product warranties on its equipment. In some instances the warranties may be for longer periods, consistent with market practices. Performance guarantees apply to most of the Company's systems. The costs incurred by the Company to date under its product warranties and systems guarantees have not been material.

RESEARCH AND DEVELOPMENT

  In order to provide its customers with cost-effective water treatment solutions, the Company offers a wide variety of filtration and purification technologies. The Company uses its own research and development, augmented by customer- and government-funded research spending, in order to provide its customers with state-of-the-art products. In addition, the Company uses its analytical laboratories to perform water analyses and to test the effectiveness of filtration media and techniques in order to enhance the Company's capability to design systems tailored specifically for the particular needs of customers. The Company has also acquired companies with advanced research and development capabilities. The Company's research and development expenditures for the fiscal years ended March 31, 1993, 1994 and 1995 were approximately $2,525,000, $5,350,000 and $4,408,000, respectively.

RAW MATERIALS AND SUPPLIES

  Raw materials, primarily steel, filtration media, resins, membranes and component parts such as pumps and valves are available from several sources. The Company has not experienced difficulty in obtaining the materials and components used in its operations.

COMPETITION

  The water purification and wastewater treatment industry is currently fragmented and highly competitive. Many companies compete to varying degrees with the Company in its markets. The Company knows of no reliable statistics that provide a basis from which to estimate the Company's relative competitive position in these markets. The principal methods of competition in the markets in which the Company competes are technology, service, price, product specifications, customized design, product knowledge and reputation, timely delivery, bonding capacity, the relative ease of operation and maintenance and the prompt availability of spare parts. In the municipal contract bid process, pricing and the ability to meet bid specifications are the primary considerations. While no competitor is considered dominant, there are some competitors that significantly greater resources than the Company.

TECHNOLOGIES

  Water and wastewater treatment methods can be classified into 16 primary separation processes. Some of these processes may overlap in certain respects, depending on the particular application. Although each process can function independently, multiple processes are often utilized to accomplish a more complete separation and achieve the desired treatment. The Company manufactures or supplies systems and components that utilize but are not limited to each of the following processes:

  Continuous Deionization. The CDI continuous deionization system is a proprietary process of the Company that uses ion exchange resins, ion exchange membranes and an electrical current to purify water continuously, without the need for hazardous chemicals. CDI systems use electricity instead of acid and caustic to continuously regenerate the resins, producing high purity water. The process produces a small wastewater stream that can be safely discharged into municipal collection systems without special treatment.

  Ion Exchange. Ion exchange is a process in which electrically charged ions that are electrochemically held by ion exchange resin beads are exchanged for ions of similar charge in a solution in which the beads are immersed. The Company has developed and applied ion exchange technologies extensively for water and wastewater treatment. Applications have included removal of hardness ions from water supplies, removal of nitrates, iron and manganese from groundwater supplies, complete demineralization for boiler feedwater and high-purity water applications, and removal and recovery of heavy metals from industrial wastewater produced in such activities as electroplating. The Company is involved in ion exchange resin and equipment sales, resin regeneration and related service and customer applications.

  Reverse Osmosis. Solutions are desalted (desalination) or concentrated by driving them through membranes using relatively high hydraulic pressure as the driving force. Contaminants are excluded, or rejected, by the membranes.

  Ultrafiltration. Moderate hydraulic pressure is used to transfer water and low molecular weight species through a membrane while blocking contaminants such as suspended solids, colloids and large organic molecules.
Ultrafiltration is generally used for separations where particle sizes are larger than those of metal or salt ions.

  Microfiltration. Relatively low hydraulic pressure is used for separating rather large particles and high molecular weight species from water. Uses include the clarification of fruit juices prior to bottling.

  Electrodialysis. Electrodialysis is a membrane process that utilizes electrical current to extract ions from water. The primary uses are to desalinate brackish water, to recover water from the concentrate from reverse osmosis and to recover salt from seawater.

  Adsorption. Adsorption is a significant phenomenon in most natural physical, biological and chemical processes and involves electrostatic and chemical attraction or bonds. Adsorption on solids, particularly activated carbon, has become a widely used method for purifying water and wastewater and capturing volatile organic compounds that might otherwise be released into the atmosphere. The Company has applied the principles of adsorption in numerous ways, typically involving powdered or granular activated carbon. Applications have included the advanced treatment of high-purity water for use in the production of such diverse products as artificial sweeteners and aerospace components, as well as the pre-treatment of heavily contaminated industrial wastewater and the treatment of contaminated groundwater.

  Electrolytic Processes. Electrolytic metal recovery involves the attraction of metal ions via electrolytic deposition and is used to remove and recover heavy metals from industrial wastewater. In addition to the design and sale of electrolytic equipment, the Company currently utilizes this process at its USF Recovery Services facility.

  Biological Processes. Utilized in both municipal and industrial markets, biological treatment processes involve the use of organic microbes to digest undesired substances for such diverse industries as food and beverage processing, pharmaceutical and chemical manufacturing and petrochemical production. The Company engages in the design, construction and operation of activated sludge systems, aerobic and anaerobic bio-towers, rotating biological contactors and sequencing batch reactors. The Company has recently applied biological processes in the treatment of groundwater and landfill leachates to destroy or remove dangerous or noxious organic compounds.

  Chemical Oxidation. The purpose of oxidation in water and wastewater treatment is to convert undesirable chemical content into chemicals that are neither harmful nor otherwise objectionable. Oxidants used by the Company have included chlorine, chlorine dioxide, ultraviolet irradiation, ozone, permanganate and hydrogen peroxide. The Company has applied oxidation techniques to inorganic and organic substances for such purposes as municipal water and wastewater disinfection, landfill leachate treatment and cyanide destruction.

  Disinfection. Disinfection is a process in which disease-producing organisms are destroyed or otherwise inactivated. The Company has applied this process in several physiochemical methods including thermal energy, ultraviolet irradiation and addition of chemical reagents.

  Aeration and Gas Transfer. Aeration, a process in which oxygen is artificially injected into a waste stream, removes many undesirable undissolved gasses and dissolved inorganic materials such as iron and manganese. Aeration is commonly applied in wastewater treatment and is used in the Company's aerobic bio-tower and induced air flotation. Other gas transfer technologies available from the Company include decarbonator, denitrifier, chemical scrubber and nitrification equipment.

  Sludge Treatment. Sludge treatment is utilized to reduce the volume of hazardous sludge generated by a customer and requiring disposal. The Company's processes are focused on altering the nature of the sludge in order to render it inoffensive. The Company accomplishes this by applying techniques to condition, thicken, dewater and dry the sludge prior to ultimate disposal. In addition to its existing municipal and industrial water and wastewater sludge applications, the Company is attempting to develop a sludge stabilization process to render hazardous sludge nonhazardous.

  Sedimentation. Gravitational separation by sedimentation is generally an effective way to remove solids from water and wastewater. However, different types of solids have distinctly different settling characteristics. As a result, the selection of sedimentation equipment for clarification of water or wastewater requires a thorough understanding of the available processes and the variables that can affect their efficiency. The Company has designed, built, installed and operated sedimentation systems for municipal and industrial applications worldwide. Systems range from large conventional sedimentation basins to small, high-rate, inclined plate separators.

  Coagulation and Flocculation. Many impurities are too small for gravitational settling alone to be an effective removal process. Aggregation of these impurities into larger particles that will more readily settle, a process termed coagulation, is necessary for successful separation by sedimentation. The Company has several decades of coagulation and flocculation experience ranging from conventional municipal and industrial applications to highly specialized, complex metals removal from industrial wastewater.

  Filtration. Filtration is used extensively in water and wastewater treatment. The Company has a broad array of filtration techniques for municipal, industrial and commercial applications. Types of filters include cartridge (backwashable or disposable), diatomaceous earth, pressure leaf, tubular, multimedia, green sand, walnut shell, pressure, gravity, upflow and downflow sand filters.

PATENTS, TRADEMARKS AND LICENSES

  The Company currently owns a number of United States and foreign patents. Although the Company believes that the patents and trademarks associated with the Company's various product lines are of value, it does not consider any of them to be essential to its business.

  The Company's Ionpure subsidiary is licensed to use the CDI process (the "CDI Technology") and certain other technologies pursuant to royalty-free license agreements with Millipore Corporation and one of its affiliates. In 1993, litigation was undertaken (the "Infringement Suit") by Electropure, Inc. ("Electropure") and HOH Water Technology Corporation ("HOH") against Ionpure (which was acquired by the Company in December 1993) and Millipore (together, the "Defendants"). The litigation alleges that the Defendants are infringing the claims of U.S. Patent No. 4,465,573 (the "573 patent") by reason of the manufacture, sale and use of an apparatus allegedly covered by the claims of the 573 patent owned by HOH and licensed to Electropure. The 573 patent relates to methods and systems for purifying water, and the alleged infringement arises out of Ionpure's use of the technology utilized in systems incorporating the CDI Technology.

  Millipore has undertaken the defense of the Infringement Suit under the terms of the license agreement. It is not possible to determine with certainty the outcome of the Infringement Suit or its effect on Ionpure's business. However, under the terms of the CDI Technology license agreement, Millipore is obligated to indemnify Ionpure against all losses, liabilities and damages, including loss of use, suffered by Ionpure or its affiliates that are incurred due to any claim made against Ionpure or its affiliates by a third party alleging infringement of a patent of such third party by reason of Ionpure's or its affiliates' use of the rights granted under the CDI Technology license agreement. The CDI Technology license agreement also provides that the amount of any judgment, settlement or obligation to pay royalties to a third party, along with Ionpure's losses, liabilities, damages, costs and expenses for loss of use of any rights granted under the license agreement, will be borne entirely by Millipore and the licensor. There can be no assurance, however, that any damages that would be recovered in such event would fully compensate Ionpure for the loss of use of the CDI Technology, due to the inherently speculative nature of such damages.

  The Company is also a licensee under certain agreements to manufacture and market certain products. The Lyco Rotating Biological Contactor ("RBC") was initially developed by George A. Hormel & Co. ("Hormel") and was further developed and redesigned by U.S. Filter/Marlboro, Inc., which in 1981 obtained an exclusive license from Hormel to manufacture and sell the RBC. Under that license the Company pays Hormel a royalty of 3% of sales of RBC equipment. The license is subject to periodic five-year renewals, with the last renewal effected in 1991 for the five-year period ending December 1996.

ENVIRONMENTAL REGULATION

  Demand for the Company's products is affected in part by federal, state, local and foreign environmental laws and regulations requiring the Company's customers to meet environmental standards. A decline in enforcement or in expenditures to address those regulations could have an adverse effect on the demand for the equipment and services offered by the Company.

  While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations at the Company's locations, will not result in civil or criminal enforcement actions or private actions resulting in mandatory cleanup requirements, revocation of required permits or licenses, denial of applications for future permits, or significant fines, penalties or damages that could have a material adverse effect on the Company. The Company's Rockford facility has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination resulting from past disposals of wastes at a landfill to which the Company, among others, sent wastes. CERCLA requires PRPs to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard. Although there can be no assurance, the Company believes, based on the volume of wastes allegedly sent to the site (0.9% of the total), among other things, that its liability for this site will not be material. In addition, one of the Company's leased sites was investigated by the U.S. Environmental Protection Agency (the "EPA") prior to the time the Company began operations at the site. The Company does not believe that its operations have contributed to the contamination, and it believes, based in part on certain indemnities, that other parties are responsible for any cleanup that may be required.

  USF Recovery Services is the owner and operator of a hazardous waste treatment and recovery facility and therefore is subject to stringent regulations and compliance reviews applicable to its hazardous waste treatment and recovery activities. Failure to comply with those regulations could result in substantial fines and the suspension or revocation of the "Part B" treatment, storage and disposal permit currently held by USF Recovery Services pursuant to the federal Resource Conservation and Recovery Act ("RCRA") for such activities. The state of Minnesota is authorized to enforce the hazardous waste laws under RCRA.

  The Company currently is involved in groundwater remediation at its Rockford, Illinois facility as a result of soil and groundwater contamination occurring at the facility prior to the Company's acquisition of ASTI from Alcoa. Similarly, the Company also currently is undergoing remediation for on-site soil contamination in connection with the closure of its Marlboro facility. The Company has established reserves which it believes are adequate to cover its costs related to these efforts, and, as a result, the Company does not believe either such remediation is material.

  In addition, to some extent, the liabilities and risks imposed by environmental laws that affect the Company's customers may adversely impact demand for the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive or financial position. Furthermore, the environmental laws and regulations to which the Company, as well as its customers, are subject are continually changing. If such laws or regulations should change to impose greater liabilities on the Company or, to some extent, its customers, this could have an adverse effect on the Company's competitive or financial condition.

INSURANCE

  The Company maintains general liability insurance for itself and its principal domestic and foreign subsidiaries, including products and completed operations, automobile and employer's liability insurance, in the amount of $15,000,000 per occurrence and in the aggregate, with a self-insured retention of $100,000. The

Company also maintains environmental pollution liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, with a self-insured retention of $250,000.

EMPLOYEES

  As of May 1, 1995, the Company had 2,047 full-time employees assigned to the Company's various offices and facilities, including 607 employees in Europe and Latin America. Certain of the Company's United States employees at Rockford, Illinois and Whittier, California are covered by collective bargaining agreements, the terms of which expire, respectively, in March 31, 1996 and April 30, 1998. Certain of the Company's non-United States-based employees are covered by collective bargaining agreements. Management believes that the Company's relationships with the unions are good.

                                  MANAGEMENT

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of June 1, 1995 are as follows:

    NAME                AGE               POSITION WITH THE COMPANY
    ----                ---               -------------------------
  Richard J. Heckmann    51 Chairman of the Board of Directors, President and
                            Chief Executive Officer
  Michael J. Reardon     41 Director, Executive Vice President and Chief
                            Operating Officer
  Nicholas C. Memmo      33 Executive Vice President and General Manager, U.S.
                            Filter/Ionpure Inc.
  Thierry Reyners        51 Senior Vice President--Europe
  Andrew D. Seidel       33 Senior Vice President--Wastewater Group and General
                            Manager, U.S. Filter, Inc., Warrendale, Pennsylvania
                            Vice President, Chief Financial Officer and
  Kevin L. Spence        38 Treasurer
                            Director and Senior Vice President--Corporate
  Tim L. Traff           36 Development
  Donald L. Bergmann     53 Vice President, General Counsel and Secretary
  H. Lawrence Pelegrin   50 Vice President--Sales & Marketing
  John S. Swartley       56 Vice President
  Gerald E. Rogers       44 Senior Vice President--Administration
  Molly M. Tschang       31 Vice President--Corporate Communications

  Richard J. Heckmann was elected Chairman of the Board of Directors, President and Chief Executive Officer of the Company on July 16, 1990. Mr. Heckmann was a Senior Vice President at Prudential-Bache Securities in Rancho Mirage, California from January 1982 to August 1990. He joined the U.S. Small Business Administration in 1977 and served as Associate Administrator for Finance and Investment from 1978 to 1979. Prior thereto he was founder and Chairman of the Board of Tower Scientific Corporation, a manufacturer of custom prosthetic devices, which was sold to Hexcel Corporation in 1977. Mr. Heckmann is also a director of Air Cure Environmental Inc., Smith Sport Optics, The Earth Technology Corporation and U.S.A. Waste.

  Michael J. Reardon was appointed Chief Operating Officer of the Company on September 28, 1993, having previously served as Executive Vice President of the Company since February 17, 1992, and prior to that as the Chief Financial Officer and Secretary of the Company since July 16, 1990. He became President and General Manager of IWT in March 1992. From 1981 to July 1990 he was Chief Financial Officer of The C&C Organization, a company engaged in restaurant ownership, management and construction. Mr. Reardon is a certified public accountant and was a senior auditor with Arthur Andersen & Co. from 1978 to 1981.

  Nicholas C. Memmo was appointed Senior Vice President and General Manager of Ionpure on March 7, 1994. He had previously been Senior Vice President--Sales & Marketing since December 8, 1992. Mr. Memmo had also been the senior operating officer of U.S. Filter/Whittier, Inc. since January 1992, having previously been Marketing Manager of that company since January 1991. He was appointed General Manager in April 1992. Mr. Memmo was employed from July 1984 to September 1988 with Hercules Incorporated, a New York Stock Exchange specialty chemical and aerospace company, in sales, marketing and distribution positions. Mr. Memmo received a B.S. degree in chemical engineering from Drexel University. Between his employment with Hercules and the Company, he completed an M.B.A. program at the John E. Anderson Graduate School of Management at UCLA.

  Thierry Reyners was appointed Senior Vice President--Europe on March 7, 1994, having previously been appointed Senior Vice President--European Sales on December 1, 1993, the date the Company acquired Ionpure. Mr. Reyners served as Vice President and General Manager--Europe of Ionpure Technologies Corporation from 1990 to December 1993, and from 1981 through 1989 he was employed by Millipore Corporation, as European

Area Manager from 1987 through 1989. Mr. Reyners has a Ph.D. in Organic Chemistry from the Research Institute in Natural Substances, University of Orsay, France and an M.B.A. from INSEAD, Fontainebleau, France.

  Andrew D. Seidel was appointed Senior Vice President--Wastewater Group and General Manager of U.S. Filter, Inc., Warrendale, Pennsylvania, on September 28, 1993, having previously served as Vice President--Membralox Group since December 8, 1992, and had been General Manager of Membralox since March 1992. From October 1991 to March 1992, Mr. Seidel was Marketing Manager for U.S. Filter/Marlboro, Inc. From October 1990 until his employment by the Company, he was a senior consultant with Deloitte & Touche Management Consulting. Mr. Seidel had various responsibilities with Hercules Incorporated from 1984 through 1988, including technical marketing and product management at Hercules Specialty Chemical Company and Quality Control/Process Engineering in Hercules Aerospace Company. Mr. Seidel received a B.S. degree in chemical engineering from the University of Pennsylvania. Between his employment with Hercules and Deloitte & Touche, he completed an M.B.A. program at the Wharton School, the University of Pennsylvania.

  Kevin L. Spence was appointed Vice President of the Company on December 8, 1992 and has been Chief Financial Officer of the Company since January 6, 1992 and Treasurer since February 17, 1992. From October 1989 through 1991 he was Chief Financial Officer, first with Cal-Star Financial, a mortgage banker, and then with American National Corporation, a manufacturer of bedding materials. Mr. Spence is a certified public accountant and was with KPMG Peat Marwick LLP from 1978 to September 1989 and a partner with that firm from July 1988.

  Tim L. Traff was appointed Senior Vice President--Corporate Development of the Company on December 8, 1992 and has been Vice President--Corporate Development since March 1992. He had been President of Traff Capital Management, a money management company, since 1989. From 1985 to 1988 he was an analyst at SIT Investment, a money management company. Mr. Traff received a B.S. degree in business economics from the University of Minnesota.

  Donald L. Bergmann was appointed Vice President, General Counsel and Secretary of the Company on February 17, 1992. From February 1990 through 1991 he was a Vice President and General Counsel of ABB Business Services, Inc., a subsidiary of Asea Brown Boveri Inc., an international electrical engineering and manufacturing company, and for the preceding 15 years was an attorney, and since 1985 held the position of Vice President and Associate General Counsel, with Combustion Engineering, Inc., a New York Stock Exchange company engaged in the manufacture and engineering of power generation, petrochemical and other industrial equipment and services. Mr. Bergmann has a B.A. degree from Colgate University and a J.D. degree from Harvard Law School.

  H. Lawrence Pelegrin was appointed Vice President--Sales & Marketing on March 7, 1994. He joined IWT in May 1991 as Vice President--Water Technologies and became Vice President--Marketing in January 1992. From 1966 to October 1990 Mr. Pelegrin was employed in various senior sales and managerial positions with E.I. duPont de Nemours and Company.

  John S. Swartley joined the Company as a Vice President in July 1994 when the Company acquired Liquipure Technologies, Inc. Mr. Swartley had started a new business in 1988 with venture capital backing from Warburg, Pincus Capital Company, L.P., and made a series of water treatment company acquisitions that ultimately became Liquipure. From 1982 through 1987 he was at Olin Corporation as president of its consumer products group, which dealt mainly with pool chemicals. From 1965 through 1982 he was with General Foods in various marketing, development and management positions. He received a degree in chemical engineering from Lehigh University and an M.B.A. degree from Harvard Business School.

  Gerald E. Rogers was appointed Senior Vice President--Administration on September 28, 1993, having previously served as Senior Vice President-- Wastewater Group since December 8, 1992, and has been the senior operating officer of USF/Warrendale (formerly Lancy), since its acquisition by the Company in July 1991. He became General Manager of Lancy in April 1992. Mr. Rogers first joined Lancy in 1983 and has served in a number of positions, including Vice President, Controller and Director of Operations.

  Molly M. Tschang was appointed Vice President--Corporate Communications on December 1, 1993, having previously served as the Director of Marketing since joining the Company on April 28, 1992. From October 1990 through April 1992, Ms. Tschang was a management consultant with Deloitte & Touche and from September 1985 through June 1988 was employed in sales with IBM. Ms. Tschang received a B.S. degree in chemical engineering from Cornell University. Between her employment with IBM and Deloitte & Touche she completed an M.B.A. program at the John E. Anderson Graduate School of Management at UCLA.

  All of the officers of the Company serve at the pleasure of the Board. Each of the officers, other than Mr. Reyners, has an Executive Retention Agreement with the Company providing for a severance payment, primarily in the event their employment is terminated, including following a change in control. Mr. Reyners has a separate severance agreement and Mr. Swartley has a separate employment agreement.

  There are no family relationships among any of the above individuals.

ITEM 2--PROPERTIES

  The following lists the principal facilities of the Company as of April 30, 1995:

                                                    APPROXIMATE
                                                    FLOOR SPACE   DATE OF LEASE
 PRINCIPAL FACILITY            LOCATION            (SQUARE FEET)   EXPIRATION
 ----------------------------- ----------------   --------------- -------------
 Corporate Offices             73-710 Fred         4,588 (leased)    9/30/96
                               Waring Dr.
                               Suite 222
                               Palm Desert, CA

 U.S. Filter/IWT               4669 Shepherd      163,000 (owned)      --
                               Trail
                               Rockford, IL

 U.S. Filter/SCT               Usine a Bazet      215,000 (owned)      --
                               Tarbes, France

 U.S. Filter/Permutit          30 Technology      20,460 (leased)    1/31/01
                               Drive
                               Warren, NJ

 U.S. Filter Recovery Services 2430 Rose Place     69,700 (owned)      --
                               Roseville, MN

 U.S. Filter/Warrendale        181 Thorn Hill      71,000 (owned)      --
                               Road
                               Warrendale, PA

 U.S. Filter/Whittier          12422 E. Putnam    89,500 (leased)    3/31/99
                               Street
                               Whittier, CA

 U.S. Filter/Lowell            10 Technology      57,692 (leased)    4/1/00
                               Drive
                               Lowell, MA

 U.S. Filter/Continental       5405 Bandera       33,246 (leased)   12/31/95
                               Road
                               San Antonio, TX

 U.S. Filter/Penfield          8 West Street      23,300 (leased)    3/31/07
                               Plantsville, CT

 U.S. Filter/Arrowhead         300 Tri-State      14,758 (leased)    5/31/99
                               International
                               Lincolnshire, IL

 U.S. Filter/Ionpure           1/3 rue Pavlov     12,500 (leased)   11/15/96
                               Trappes, France

 U.S. Filter/Sanilo            5 rue du            40,000 (owned)      --
                               Colombier
                               Amboise, France

 U.S. Filter/Seral             Industriegebiet     67,000 (owned)      --
                               Struth
                               Ransbach-
                               Baumbach,
                               Germany

 U.S. Filter/Smogless          Via Mascheroni     52,600 (leased)   12/29/96
                               29                                      to
                               Milan, Italy                          2/29/00

 U.S. Filter/Sation            Luchana 77          9,731 (leased)    8/6/96
                               Barcelona, Spain

 U.S. Filter/Crouzat           10 rue Alsace-      28,266 (owned)      --
                               Lorraine
                               Toulouse, France

 U.S. Filter/Permutit          Wythenshawe,       30,000 (leased)    3/25/05
                               Manchester M23
                               9LE
                               Great Britain

ITEM 3--LEGAL PROCEEDINGS

  None.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  The following action was approved at a Special Meeting of Stockholders of the Company held on February 17, 1995, with the number of votes cast for, against or withheld indicated, separately:

    An amendment to the Company's restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 25,000,000 shares to 75,000,000 shares;

                FOR                        AGAINST                  WITHHELD
                ---                        -------                  --------
             14,204,119                    227,652                   21,320

                                    PART II

ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Common Stock Price Summary. The common stock of the Company has been listed under the symbol "USF" on the New York Stock Exchange since September 1, 1993 and was listed on the American Stock Exchange from April 8, 1991 through August 31, 1993. The following table sets forth for the quarters indicated the high and low composite sales prices as reported by the American Stock Exchange and New York Stock Exchange, as applicable.

                                                                     HIGH   LOW
                                                                     ----- -----
Fiscal year ended March 31, 1994
 1st Quarter........................................................ 16.83 11.17
 2nd Quarter........................................................ 16.50 11.92
 3rd Quarter........................................................ 19.08 14.33
 4th Quarter........................................................ 15.67 12.25

Fiscal year ended March 31, 1995
 1st Quarter........................................................ 14.50 12.17
 2nd Quarter........................................................ 14.67 12.25
 3rd Quarter........................................................ 15.08 13.33
 4th Quarter........................................................ 16.87 15.00

  On June 22, 1995, the last reported sales price for the Company's common stock on the New York Stock Exchange was $19.00 per share.

  (b) Holders. The number of holders of record of Registrant's common stock on June 1, 1995 was 4,017.

  (c) Dividends. The Company currently intends to retain earnings to provide funds for the operation and expansion of its business and accordingly does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Any payment of cash dividends on the Common Stock in the future will depend upon the Company's financial condition, earnings, capital requirements and such other factors as the Board of Directors deems relevant. Dividends on the Common Stock are subject to the prior payment of dividends on the Series A Preferred Stock. In addition, under the Company's credit agreement with The First National Bank of Boston and First Interstate Bank of California, no dividends may be paid on the Common Stock without the consent of those banks.

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

                                      FISCAL YEAR ENDED MARCH 31,(1)
                                ----------------------------------------------
                                 1991    1992(2)  1993(3)   1994(4)   1995(5)
                                -------  -------  --------  --------  --------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:                  (in thousands, except per share data)
Revenues....................... $42,624  $62,840  $128,376  $180,421  $272,032
Cost of sales..................  29,780   48,259    93,896   132,811   193,432
                                -------  -------  --------  --------  --------
Gross profit...................  12,844   14,581    34,480    47,610    78,600
Selling, general and
administrative expenses........  14,692   20,871    33,832    52,484    64,015
                                -------  -------  --------  --------  --------
Operating income (loss)........  (1,848)  (6,290)      648    (4,874)   14,585
Interest expense...............    (763)  (1,016)   (1,327)   (2,077)   (5,384)
Other income (expense).........     287      770       639     1,174     1,787
Provision (benefit) for income
taxes..........................     595       51       298    (3,236)    2,657
                                -------  -------  --------  --------  --------
Income (loss) before
 extraordinary items...........  (2,919)  (6,587)     (338)   (2,541)    8,331
Extraordinary items(6).........     411      --        405       --        --
                                -------  -------  --------  --------  --------
Net income (loss).............. $(2,508) $(6,587) $     67  $ (2,541) $  8,331
                                =======  =======  ========  ========  ========
Weighted average number of
 common shares outstanding(8)..   5,593    7,846    10,095    12,453    15,026
PER COMMON SHARE DATA:(7)(8)
Income (loss) before
extraordinary items............   (0.52)   (0.88)    (0.16)    (0.26)     0.51
Extraordinary items(6).........    0.07      --       0.04       --        --
                                -------  -------  --------  --------  --------
Net income (loss).............. $ (0.45) $ (0.88) $  (0.12) $  (0.26) $   0.51
                                =======  =======  ========  ========  ========
CONSOLIDATED BALANCE SHEET DATA
 (END OF PERIOD):
Working capital................ $ 4,845  $11,455  $ 23,471  $ 66,018  $ 57,670
Total assets...................  26,168   89,501   121,178   253,185   378,728
Long-term debt, including
current portion................   7,773   10,002     5,012     4,913    10,825
Convertible subordinated debt..     --       --        --     60,000   105,000
Stockholders' equity ..........   8,339   41,219    79,631   125,610   137,144

  The historical consolidated financial data for all periods presented has been restated to include the accounts and operations of Liquipure, which was merged with the Company in July 1994 and accounted for as a pooling of interests. Separate results of operations of the combined entities for the years ended March 31, 1991, 1992, 1993, 1994 and 1995 are presented below.

                                 FISCAL YEAR ENDED MARCH 31,
                          ----------------------------------------------
                           1991    1992(2)  1993(3)   1994(4)   1995(9)
                          -------  -------  --------  --------  --------
REVENUES:                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Company (as previously
 reported)..............  $23,249  $41,238  $101,397  $147,870  $272,032
Liquipure...............   19,375   21,602    26,979    32,551       --
                          -------  -------  --------  --------  --------
Combined................  $42,624  $62,840  $128,376  $180,421  $272,032
                          -------  -------  --------  --------  --------
GROSS PROFIT:
Company (as previously
 reported)..............  $ 7,213  $ 8,692  $ 27,166  $ 39,046  $ 78,600
Liquipure...............    5,631    5,889     7,314     8,564       --
                          -------  -------  --------  --------  --------
Combined................  $12,844  $14,581  $ 34,480  $ 47,610  $ 78,600
                          =======  =======  ========  ========  ========
OPERATING INCOME (LOSS):
Company (as previously
 reported)..............  $ 1,416  $(4,165) $  4,708  $  2,089  $ 14,585
Liquipure...............   (3,264)  (2,125)   (4,060)   (6,963)      --
                          -------  -------  --------  --------  --------
Combined................  $(1,848) $(6,290) $    648  $ (4,874) $ 14,585
                          =======  =======  ========  ========  ========
NET INCOME (LOSS):
Company (as previously
 reported)(6)...........  $   899  $(3,964) $  4,402  $  4,986  $  8,331
Liquipure...............   (3,407)  (2,623)   (4,335)   (7,527)      --
                          -------  -------  --------  --------  --------
Combined................  $(2,508) $(6,587) $     67  $ (2,541) $  8,331
                          =======  =======  ========  ========  ========
NET INCOME (LOSS) PER
 COMMON SHARE:(6)(7)(8)
As previously reported..  $  0.24  $ (0.71) $   0.38  $   0.41  $   0.51
                          =======  =======  ========  ========  ========
As restated.............  $ (0.45) $ (0.88) $  (0.12) $  (0.26) $   0.51
                          =======  =======  ========  ========  ========

- --------
Footnotes, which are applicable to both tables, are included on the following page.

(1) The historical consolidated financial data for all periods presented has been restated to include the accounts and operations of Liquipure, which was merged with the Company in July 1994 and accounted for as a pooling of interests.

(2) Includes eight months of results of Lancy, acquired July 31, 1991, and three months of results of ASTI, acquired from Alcoa January 6, 1992. Each of these acquisitions was accounted for as a purchase. Losses from ASTI (which had operated at a loss in each of the prior three years) since its acquisition and the effect of the acquisition on the Company's existing operations contributed significantly to the Company's loss for the fiscal year ended March 31, 1992. As a result of such losses incurred by ASTI and certain purchase accounting adjustments, and pursuant to the terms of the ASTI acquisition agreement, an acquisition note payable to Alcoa was reduced by $5,000,000. Such reduction in the note was treated as a purchase price adjustment and as such did not affect the Company's results of operations.

(3) Includes twelve months of results of SCT, acquired April 1, 1992, and three months of The Permutit Company, Inc., a United States company acquired January 5, 1993, accounted for as purchases. See Note 9 of Notes to Consolidated Financial Statements.

(4) Includes four months of results of Ionpure, acquired December 1, 1993 and accounted for as a purchase, for the year ended March 31, 1994. Selling, general and administrative expenses for the year ended March 31, 1994 reflect four months of integration of Ionpure and certain charges totalling $2,359,000 related to the rationalization of certain wastewater operations. See Note 9 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Twelve Months Ended March 31, 1994 Compared with Twelve Months Ended March 31, 1993."

(5) Includes the results of operations of Smogless, Crouzat, Sation, Seral and Ceraflo from the dates of their respective acquisitions, accounted for as purchases. See Note 9 of Notes to Consolidated Financial Statements.

(6) Includes extraordinary item of $411,000 for the fiscal year ended March 31, 1991, attributable to utilization of net operating loss carryforwards, and an extraordinary gain of $405,000 for the fiscal year ended March 31, 1993 for forgiveness of debt in connection with the buyout of a capital lease obligation.

(7) Amounts are after (i) dividends on the Series A Preferred Stock of $165,000 for the fiscal year ended March 31, 1992, $660,000 for the fiscal year ended March 31, 1993, $701,000 for the fiscal year ended March 31, 1994 and $715,000 for the fiscal year ended March 31, 1995, and (ii) accretion on the Series A Preferred Stock, a noncash accounting adjustment required by Securities and Exchange Commission Staff Accounting Bulletin No. 68 ("SAB 68"), in the amounts of $154,000 for the fiscal year ended March 31, 1992 and $617,000 for the fiscal year ended March 31, 1993. As of April 1, 1993, the Company and the holder of the Series A Preferred Stock agreed to a fixed dividend of $715,000 per year on the Series A Preferred Stock, thus eliminating the increasing rate and, therefore, the accretion of dividends pursuant to SAB 68.

(8) Reflects a 3-for-2 stock split effective December 5, 1994.

(9) The financial data for the year ended March 31, 1995 include three months of results of Liquipure prior to the merger and nine months of results of Liquipure after the merger. In addition, the net income (loss) per common share for the year ended March 31, 1995 reflects the issuance of 1,852,221 shares of Common Stock in conjunction with the Liquipure merger.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

GENERAL

  The Company's primary objective is to offer customers a single-source solution to their water and wastewater treatment needs. Accordingly, since July 1991, the Company has acquired and integrated a number of businesses with substantial expertise in the design and manufacture of systems for the filtration, purification and treatment of water and wastewater. These acquisitions have enabled the Company to differentiate itself from its competitors as one of the most comprehensive providers of water treatment services, and generally provide the Company with economies of scale through enhanced purchasing power, increased asset utilization, and decreased operating expenses due to rationalization of operations. Due to the magnitude of these acquisitions and the Company's integration of the acquired operations with its existing businesses, results of operations for prior periods are not necessarily comparable to or indicative of results of operations for current or future periods.

RESULTS OF OPERATIONS

  In July 1994 the Company merged with Liquipure in a transaction accounted for as a pooling of interests. Accordingly, the historical consolidated financial data for all periods presented has been restated to include the accounts and operations of Liquipure.

  The following table sets forth for the periods indicated certain items in the Selected Consolidated Financial Data and the percentages of total revenues such items represent.

                                                         FISCAL YEAR ENDED
                                                             MARCH 31,
                                                         ---------------------
                                                         1993    1994    1995
                                                         -----   -----   -----
Revenues................................................ 100.0 % 100.0 % 100.0 %
Cost of sales...........................................  73.1    73.6    71.1
Gross profit............................................  26.9    26.4    28.9
Selling, general and administrative expenses............  26.4    29.1    23.5
Operating income (loss).................................   0.5    (2.7)    5.4
Interest expense........................................   1.0     1.2     2.0
Income (loss) before extraordinary items................  (0.3)   (1.4)    3.1
Net income (loss).......................................   0.1    (1.4)    3.1

  The following table sets forth a percentage breakdown of the Company's sales, as restated, by product category for the past three fiscal years.

                                                         FISCAL YEAR ENDED
                                                             MARCH 31,
                                                         ---------------------
                                                         1993    1994    1995
                                                         -----   -----   -----
Sales by product category:
  Capital equipment.....................................    58%     63%     60%
  Services and operations...............................     7%     19%     19%
  Replacement parts, consumables and other..............    35%     18%     21%

TWELVE MONTHS ENDED MARCH 31, 1995 ("FISCAL 1995") COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1994 ("FISCAL 1994")

  Revenues. Revenues for fiscal 1995 were $272,032,000, an increase of $91,611,000 from $180,421,000 for fiscal 1994. Approximately 84% of this increase was due to acquisitions completed by the Company in fiscal 1994 and 1995. Company revenues increased by approximately $15,000,000 (or 16%) excluding the effect of these acquisitions. Fiscal 1995 revenues for capital equipment were 60%, while revenues for services and operations totaled 19% and replacement parts and consumables totaled 21%. Based upon the Company's emphasis on increasing its services and operations revenue as well as replacement parts and consumables revenue, sales by product category for these recent acquisitions during fiscal 1995 were 25.8% for services and operations and 30.3% for replacement parts and consumables. See Note 9 of Notes to Consolidated Financial Statements related to acquisitions.

  Gross Profit. Gross profit increased 65.1% to $78,600,000 for fiscal 1995 from $47,610,000 for fiscal 1994. Total gross profit as a percentage of revenue ("gross margin") increased to 28.9% for fiscal 1995, compared to 26.4% for fiscal 1994. This increase in gross margin for fiscal 1995 as compared to fiscal 1994 was due primarily to the Company's emphasis on and expansion of its higher gross margin service, operations and consumables business during the most recent period.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $64,015,000 for fiscal 1995 from $52,484,000 for fiscal 1994. Selling, general and administrative expenses as a percentage of revenues decreased to 23.5% during fiscal 1995, compared to 29.1% for fiscal 1994. The decrease in the percentage of selling, general and administrative expenses to revenues for fiscal 1995 as compared to fiscal 1994 was due primarily to the Company's emphasis on cost reductions and administrative efficiencies gained through economies of scale. In addition, fiscal 1994 selling, general and administrative expenses include $3,738,000 of charges related to the write-off of certain intangibles in the Company's Continental Penfield subsidiary.

  Interest Expense. Interest expense increased to $5,384,000 for fiscal 1995 from $2,077,000 for fiscal 1994. Interest expense for fiscal 1995 consists primarily of interest on the Company's 5% and 4.5% Convertible Subordinated Debentures issued October 20, 1993 and August 31, 1994, respectively, and borrowings under the Company's bank line of credit.

  Income Taxes. Income tax expense increased to $2,657,000 for fiscal 1995 from a benefit of $3,236,000 for fiscal 1994. This increase was attributable to increased profits and the Company's partial recognition during fiscal 1994 of the future income tax benefit related to federal net operating loss carryforwards. As of March 31, 1995, the Company has net operating loss carryforwards in France of approximately $20,351,000 and other European countries of approximately $6,400,000 for which no financial statement benefit has been recognized. In addition, the Company has net operating loss carryforwards generated from Liquipure of approximately $13,500,000 for which no financial statement benefit has been recognized. Future recognition of these carryforwards will be reflected if the above operations generate sufficient earnings before the expiration periods of the loss carryforwards. In addition, the benefit of the French loss carryforwards must be shared equally between the Company and Alcoa until March 31, 1997. See Note 14 of Notes to Consolidated Financial Statements related to income taxes.

  Net Income. Net income increased to $8,331,000 for fiscal 1995 from a net loss of $2,541,000 in fiscal 1994. Net income per common share increased to $.51 per share (with 15,026,000 weighted average common shares outstanding) for fiscal 1995 from a net loss of $.26 per common share (with 12,453,000 weighted average common shares outstanding) for fiscal 1994, after deducting $.06 and $.05 per common share for dividends on the Company's preferred shares in fiscal 1994 and 1995, respectively.

TWELVE MONTHS ENDED MARCH 31, 1994 ("FISCAL 1994") COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1993 ("FISCAL 1993")

  Revenues. Revenues for fiscal 1994 were $180,421,000, an increase of $52,045,000 from $128,376,000 for fiscal 1993. Approximately 48% of this increase during fiscal 1994 was the result of the Company's acquisition of Ionpure in December 1993. Company revenues increased by approximately $12,000,000 (or 13%) excluding the effect of acquisitions completed by the Company in fiscal 1993 and 1994. The acquisition of Ionpure was accounted for as a purchase, and therefore its results were included in the operations of the Company for four months of fiscal 1994. Additionally, a significant portion of the remaining increase in revenues over the prior year relates to strength in the Company's ultrapurification high-purity water business.

  Gross Profit. Gross profit increased 38.1% to $47,610,000 for fiscal 1994 from $34,480,000 for fiscal 1993. Gross margin remained substantially constant from fiscal 1994 compared to fiscal 1993, decreasing to 26.4% in fiscal 1994, compared to 26.9% in the prior year.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $52,484,000 for fiscal 1994, an increase of $18,652,000 from $33,832,000 for fiscal 1993. Selling, general and administrative expenses as a percentage of revenues increased to 29.1% during fiscal 1994, compared to 26.4% for fiscal 1993. Approximately $9,300,000 of this increase reflects the addition of Ionpure's operations during fiscal 1994 and a full year's operations of Permutit. Included in selling, general and administrative expenses during fiscal 1994 were $3,738,000 of charges related to the writeoff of the remaining net book value of certain intangibles in the Company's Continental Penfield subsidiary, which management determined had no future economic value. Additionally, included in selling, general and administrative expenses during fiscal 1994 were $2,359,000 of charges related to the Company's closure in February 1994 of its leased facility in Marlboro, New Jersey, which was integrated into the wastewater operations facility owned by the Company in Warrendale, Pennsylvania. The closure charges related primarily to the accrual of lease and maintenance costs of the closed facility over the remaining lease period, costs to transport certain equipment transferred to other Company locations and the writeoff of leasehold improvements and equipment that have no future economic value. The remaining increase is due primarily to the increase in business activity in fiscal 1994 from the prior year.

  Interest Expense. Interest expense increased to $2,077,000 for fiscal 1994, from $1,327,000 in fiscal 1993. This increase was attributable entirely to the Company's issuance in October 1993 of $60,000,000 of convertible subordinated debentures due October 2000. The debentures bear interest at the annual rate of 5%.

  Income Taxes. Income tax expense decreased $3,534,000 in fiscal 1994 from fiscal 1993 as a result of an income tax benefit recorded in fiscal 1994 of $3,236,000. Because of the Company's recent earnings history and anticipated future earnings and in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recognized the future income tax benefit related to federal net operating loss carryforwards. At March 31, 1994 the Company had available approximately $21,000,000 of net operating loss carryforwards reported by SCT for French tax purposes. The French tax net operating loss carryforwards may be used only to offset future income generated by SCT, and until March 31, 1997, the benefit, if any, of such carryforwards is to be shared equally between the Company and Alcoa.

  Net Income. The Company recorded a net loss of $2,541,000 for fiscal year 1994 as compared to net income of $67,000 for fiscal year 1993. Net loss per common share increased to $.26 per share (with 12,453,000 weighted average common shares outstanding) for fiscal 1994, from $.12 per share (with 10,095,000 weighted average common shares outstanding) for fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. At March 31, 1995 the Company had working capital of $57,670,000, including cash and short-term investments of $18,577,000. The Company's long-term debt at March 31, 1995 included $60,000,000 of convertible subordinated debentures bearing interest at 5% per annum due in year 2000, $45,000,000 of subordinated debt due in year 2001 and bearing interest at 6.5% per annum through September 30, 1995 and 4.5% thereafter, and notes payable totaling $10,825,000 and bearing interest at rates ranging from 2% to 9.21%. As of March 31, 1995, the Company had an available bank line of credit of $45,000,000, of which there were outstanding borrowings of $24,538,000 and outstanding letters of credit of $8,689,000.

  As of March 31, 1995, the Company had net operating loss carryforwards generated from SCT of approximately $20,351,000, for which no financial statement benefit has been recognized. Approximately

$4,044,000 of the net operating loss carryforwards will expire in the years 1995 to 2000, while the remainder have an indefinite carryforward period. The Company also has net operating loss carryforwards in other European countries of approximately $6,400,000 for which no financial statement benefit has been recognized. No benefit has been given to these net operating loss carryforwards because of the limited carryforward periods or the uncertain business conditions relating to the operations giving rise to such carryforwards. Additionally, as of March 31, 1995, the Company has net operating loss carryforwards generated from Liquipure of approximately $13,500,000 for which no financial statement benefit had been recognized. These operating loss carryforwards will expire in the years 2004 to 2008, and can be used only against future taxable income of Liquipure. Future recognition of these net operating loss carryforwards will occur if the operations in SCT and Liquipure generate sufficient earnings before the expiration of the respective net operating loss carryforwards, and in the case of SCT, until March 31, 1997, the benefit, if any, of such carryforwards is to be shared equally between the Company and Alcoa.

  The Company also has available at March 31, 1995, other net operating loss carryforwards for Federal income tax purposes of approximately $16,062,000 which expire in 2002 and 2010.

  The Company believes its current cash position, cash flow from operations, and available borrowings under the Company's line of credit, will be adequate to meet its anticipated cash needs for working capital, revenue growth, scheduled debt repayment and capital investment objectives for the next twelve months.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to part IV, Item 14 of this Annual Report for the information required by Item 8.

ITEM 9--CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) (1), (2) FINANCIAL STATEMENTS AND SCHEDULE:

  Consolidated Balance Sheets as of March 31, 1994 and 1995

  Consolidated Statements of Operations for the Years Ended March 31, 1993, 1994 and 1995

  Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1993, 1994 and 1995

  Consolidated Statements of Cash Flows for the Years Ended March 31, 1993, 1994 and 1995

  Notes to Consolidated Financial Statements

(A) (3) EXHIBITS:

    2.1 Agreement and Plan of Merger dated as of June 17, 1994, without exhibits and schedules, by and among United States Filter Corporation, Illinois Water Treatment, Inc., Liquipure Technologies, Inc., Warburg,
        Pincus Capital Company, L.P. and John S. Swartley, and a related
        Transfer, Registration and Other Rights Agreement among United States
        Filter Corporation, Warburg, Pincus Capital Company, L.P., and the individual stockholders identified therein.(1)

    2.2 Stock Purchase Agreement, dated as of August 31, 1994 without exhibits and schedules, by and among United States Filter Corporation, IP
        Holding Company, Ionpure Technologies, S.r.L., Laidlaw, Inc., Laidlaw
        Investments (Barbados) Ltd., Laidlaw International Investments
        (Luxembourg) S.A. and Smogless S.p.A., and the related (i) Ionpure
        Technologies, S.r.L. Subordinated Promissory Notes and United States
        Filter Corporation Guaranty (ii) Common Stock Purchase Warrants of
        United States Filter Corporation, and (iii) Transfer, Registration and
        Other Rights Agreement by and among United States Filter Corporation,
        Laidlaw International Investments (Barbados) Ltd., Marfit, S.p.A.,
        Laidlaw, Inc., and Ing. Gilberto Cominetta.(2)

    2.3 Stock Purchase Agreement dated as of February 27, 1995, by and between the B.F. Goodrich Company and United States Filter Corporation.(3)

    3.1 Certificate of Incorporation, as amended and restated.(4)

    3.2 Certificate of Amendment of the Restated Certificate of Incorporation dated September 29, 1992.(5)

    3.3 Certificates of Amendment of the Restated Certificate of Incorporation dated October 28, November 30 and December 1, 1993.(6)

    3.4 Certificate of Amendment of the Restated Certificate of Incorporation dated March 14, 1994.

    3.5 Certificate of Designation, Preferences, Rights and Limitations of
        Preferred Stock.(7)

    3.6 Certificate of Designations, Preferences, Rights and Limitations of
        Series A Voting Cumulative Convertible Preferred Stock.(8)

    3.7 Certificate of Correction to the Certificate for the Series A Voting
        Cumulative Preferred Stock.(9)

    3.8 Certificate of Designation Preferences, Rights and Limitations of
        Series B Voting Convertible Preferred Stock.(2)

    3.9 Bylaws of the Company, as amended and restated.(4)

    4.0 5% Convertible Subordinated Debenture Indenture dated as of October 20,
        1993 between United States Filter Corporation and The First National
        Bank of Boston, as Trustee.(10)

   10.1 License Agreement dated June 25, 1981 between George A. Hormel &
        Company and Remsco Associates and Assignment and Assumption Agreement dated April 1, 1984 between Remsco Associates and Lyco, Inc.(11)

   10.2 License Agreements dated November 22, 1989 between Millipore
        Corporation, Millipore Investment Holdings Limited and IP Holding
        Company.(12)

   10.3 United States Filter Corporation 1991 Employees Stock Option Plan, as amended through September 14, 1994.(13)

   10.4 United States Filter Corporation 1991 Directors Stock Option Plan, as amended through September 14, 1994.(13)

   10.5 Employment Agreement dated July 8, 1994 between John S. Swartley and
        United States Filter Corporation.(13)

   10.6 Form of Executive Retention Agreement.

   10.7 Form of Executive Retirement Plan.

   21   Schedule of Subsidiaries.

   23   Consent of Accountants.

   24   Powers of Attorney.

- --------
 (1) Previously filed with the Company's report on Form 8-K dated June 17, 1994 and incorporated herein by reference.

 (2) Previously filed with the Company's report on Form 8-K dated October 4, 1994 and incorporated herein by reference.

 (3) Previously filed with the Company's report on Form 8-K dated March 2, 1995 and incorporated herein by reference.

 (4) Previously filed with the Company's Form S-1 registration statement as amended (file number 33-41089) filed on June 7, 1991 and incorporated herein by reference.

 (5) Previously filed with the Company's report on Form 10-Q for the period ended September 30, 1992 and incorporated herein by reference.

 (6) Previously filed with the Company's report on Form 8-K dated December 1, 1993 and incorporated herein by reference.

 (7) Previously filed with the Company's report on Form 10-Q for the period ended June 30, 1990 and incorporated herein by reference.

 (8) Previously filed with the Company's report on Form 8-K dated January 20, 1992.

 (9) Previously filed with the Company's annual report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference.

(10) Previously filed with the Company's report on Form 8-K dated October 20, 1993 and incorporated herein by reference.

(11) Previously filed with the Company's registration statement on Form S-4 as amended (Registration No. 33-16459) filed on September 12, 1987 and incorporated herein by reference.

(12) Previously filed with the Company's annual report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.

(13) Previously filed with the Company's report on Form 10-Q for the period ending September 30, 1994 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K:

  The Company filed reports on Form 8-K during the quarter ended March 31, 1994 as follows, including as referenced, the applicable items under that
Form: January 13, 1995 (item 5); January 20, 1995 (item 2); February 8, 1995 (item 5); February 27, 1995 (item 5); March 2, 1995 (item 2); and March 17, 1995 (item 5).

(C) EXHIBITS:

  See (a) (3) above.

(D) FINANCIAL STATEMENT SCHEDULE:

  Accountants' Report on Financial Statement Schedule and Consent.

   SCHEDULE

    VIII Valuation and Qualifying Accounts and Reserves

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED STATES FILTER CORPORATION

                                              /s/ Richard J. Heckmann
                                          By:____________________________
                                                Richard J. Heckmann
                                                President and Chief
                                                 Executive Officer

Date: June  , 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Richard J. Heckmann
- ------------------------------------
        Richard J. Heckmann          Chairman of the Board,           June  , 1995
                                      President and Chief
                                      Executive Officer
        /s/ Kevin L. Spence
- ------------------------------------
          Kevin L. Spence            Vice President and Chief         June  , 1995
                                      Financial Officer
                                      (Principal Accounting
                                      Officer)
                 *
- ------------------------------------
         Michael J. Reardon          Director and Executive Vice      June  , 1995
                                      President
                 *
- ------------------------------------
            Tim L. Traff             Director and Senior Vice         June  , 1995
                                      President
                 *
- ------------------------------------
          James R. Bullock           Director                         June  , 1995
                 *
- ------------------------------------
           James E. Clark            Director                         June  , 1995
                 *
- ------------------------------------
         John L. Diederich           Director                         June  , 1995
                 *
- ------------------------------------
           J. Atwood Ives            Director                         June  , 1995
                 *
- ------------------------------------
          Arthur B. Laffer           Director                         June  , 1995
                 *
- ------------------------------------
         Alfred E. Osborne           Director                         June  , 1995
                 *
- ------------------------------------
       C. Howard Wilkins, Jr.        Director                         June  , 1995

      /s/ Kevin L. Spence
By:____________________________
        Kevin L. Spence
       Attorney-In-Fact

                        United States Filter Corporation

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................   F-2
Financial Statements:
 Consolidated Balance Sheets as of March 31, 1994 and 1995................   F-3
 Consolidated Statements of Operations for the Years Ended March 31, 1993,
  1994 and 1995...........................................................   F-4
 Consolidated Statements of Shareholders' Equity for the Years Ended March
  31, 1993, 1994 and 1995.................................................   F-5
 Consolidated Statements of Cash Flows for the Years Ended March 31, 1993,
  1994 and 1995...........................................................   F-6
 Notes to Consolidated Financial Statements...............................   F-7
Independent Auditors' Report on Schedule and Consent......................  F-16
Schedule:
 Schedule VIII--Valuation and Qualifying Accounts.........................  F-17

               United States Filter Corporation and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS UNITED STATES FILTER CORPORATION:
We have audited the accompanying consolidated balance sheets of United States Filter Corporation and subsidiaries as of March 31, 1994 and 1995, and the re-lated consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Fil-ter Corporation and subsidiaries as of March 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995, in conformity with generally accepted ac-counting principles.

                                     KPMG Peat Marwick LLP

Orange County, California
June 1, 1995

               United States Filter Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,
                                                    --------------------------
                                                        1994          1995
                                                    ------------  ------------
                      ASSETS
Current assets:
 Cash and cash equivalents (note 2)...............  $ 18,031,000  $ 16,159,000
 Short-term investments (note 3)..................    15,625,000     2,418,000
 Accounts receivable, less allowance for doubtful
  accounts of $1,857,000 at March 31, 1994 and
  $3,272,000 at March 31, 1995 (notes 10 and 11)..    42,652,000    89,352,000
 Costs and estimated earnings in excess of
  billings on uncompleted contracts (note 10).....    22,172,000    20,016,000
 Inventories (note 4).............................    24,608,000    34,707,000
 Prepaid expenses.................................     1,643,000     2,858,000
 Deferred taxes (note 14).........................     2,598,000     3,482,000
 Other current assets.............................     2,881,000     6,495,000
                                                    ------------  ------------
   Total current assets...........................   130,210,000   175,487,000
                                                    ------------  ------------
Property, plant and equipment, net (notes 5 and
 11)..............................................    51,080,000    68,395,000
Investment in leasehold interest, net (note 6)....    15,766,000    20,390,000
Deferred taxes (note 14)..........................     1,208,000           --
Cost in excess of net assets of businesses
 acquired, net (notes 7 and 9)....................    51,199,000    99,162,000
Other assets (note 8).............................     3,722,000    15,294,000
                                                    ------------  ------------
                                                    $253,185,000  $378,728,000
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................  $ 21,528,000  $ 35,846,000
 Accrued liabilities (note 13)....................    29,063,000    33,727,000
 Current portion of long-term debt (note 11)......     2,111,000     2,033,000
 Notes payable (note 11)..........................     7,114,000    24,538,000
 Billings in excess of costs and estimated
  earnings on uncompleted contracts (note 10).....     1,946,000    15,940,000
 Other current liabilities........................     2,430,000     5,733,000
                                                    ------------  ------------
   Total current liabilities......................    64,192,000   117,817,000
                                                    ------------  ------------
Long-term debt, excluding current portion (note
 11)..............................................     2,802,000     8,792,000
Convertible subordinated debentures (note 12).....    60,000,000   105,000,000
Deferred taxes (note 14)..........................           --      8,028,000
Other liabilities.................................       581,000     1,947,000
                                                    ------------  ------------
   Total liabilities..............................   127,575,000   241,584,000
                                                    ------------  ------------
Shareholders' equity (notes 9 and 15):
 Series A voting cumulative convertible preferred
  stock, $.10 par value, $25 liquidation
  preference, 880,000 shares authorized and issued
  at March 31, 1994 and 1995......................    22,071,000    22,071,000
 Series B voting convertible preferred stock, $.10
  par value, $27 liquidation preference, 250,000
  shares authorized, 185,185 shares outstanding at
  March 31, 1995..................................           --      3,506,000
 Common stock par value $.01; authorized
  75,000,000 shares; 14,296,209 and 15,220,003
  shares issued and outstanding at March 31, 1994
  and 1995, respectively..........................        95,000       152,000
 Additional paid-in capital.......................   129,216,000   131,654,000
 Currency translation adjustment..................      (256,000)   (2,026,000)
 Accumulated deficit..............................   (25,516,000)  (18,213,000)
                                                    ------------  ------------
   Total shareholders' equity.....................   125,610,000   137,144,000
Commitments and contingencies (notes 11, 15, 16
 and 18)..........................................
Subsequent events (note 20).......................
                                                    ------------  ------------
                                                    $253,185,000  $378,728,000
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

               United States Filter Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEARS ENDED MARCH 31,
                                      ----------------------------------------
                                          1993          1994          1995
                                      ------------  ------------  ------------
Revenues............................  $128,376,000  $180,421,000  $272,032,000
Costs of sales......................    93,896,000   132,811,000   193,432,000
                                      ------------  ------------  ------------
   Gross profit.....................    34,480,000    47,610,000    78,600,000
Selling, general and administrative
 expenses...........................    33,832,000    52,484,000    64,015,000
                                      ------------  ------------  ------------
   Operating income (loss) .........       648,000    (4,874,000)   14,585,000
Other income (expense):
 Interest expense...................    (1,327,000)   (2,077,000)   (5,384,000)
 Interest and other income..........       639,000     1,174,000     1,787,000
                                      ------------  ------------  ------------
                                          (688,000)     (903,000)   (3,597,000)
                                      ------------  ------------  ------------
   Income (loss) before income taxes
    and extraordinary item..........       (40,000)   (5,777,000)   10,988,000
Income taxes (note 14)..............       298,000    (3,236,000)    2,657,000
                                      ------------  ------------  ------------
   Income (loss) before
    extraordinary item..............      (338,000)   (2,541,000)    8,331,000
Extraordinary item--forgiveness of
 debt (note 18).....................       405,000           --            --
                                      ------------  ------------  ------------
   Net income (loss)................  $     67,000  $ (2,541,000) $  8,331,000
                                      ============  ============  ============
Income (loss) per common share
 (primary and fully diluted) (notes
 1 and 15):
 Income (loss) before extraordinary
  item (after reduction for
  dividends and accretions on
  preferred stock of $.13, $.06 and
  $.05 for the years ended March 31,
  1993, 1994 and 1995, respectively.  $       (.16)         (.26)          .51
 Extraordinary item.................           .04           --            --
                                      ------------  ------------  ------------
   Net income (loss) per common
    share...........................  $       (.12) $       (.26) $        .51
                                      ============  ============  ============




          See accompanying notes to consolidated financial statements.

               United States Filter Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Years ended March 31, 1993, 1994 and 1995
                          -----------------------------------------------------------------------------------------------
                               Convertible
                             Preferred Stock       Common Stock
                          --------------------- -------------------  Additional    Currency
                          Number of             Number of             Paid-in     Translation  Accumulated
                           Shares     Amount      Shares    Amount    Capital     Adjustment     Deficit        Total
                          --------- ----------- ---------- -------- ------------  -----------  ------------  ------------
Balance at March 31,
 1992, as previously
 reported...............    880,000 $21,454,000  6,874,623 $ 46,000 $ 28,505,000  $       --   $ (9,039,000) $ 40,966,000
Restatement for acquisi-
 tion of Liquipure, ac-
 quired through pooling
 of interests (note 9)..        --          --   1,852,221   12,000   24,801,000          --    (12,025,000)   12,788,000
                          --------- ----------- ---------- -------- ------------  -----------  ------------  ------------
Balance at March 31,
 1992, restated.........    880,000  21,454,000  8,726,844   58,000   53,306,000          --    (21,064,000)   53,754,000
Compensation related to
 excess of fair value of
 director stock options
 over exercise price
 (note 15)..............        --          --         --       --        55,000          --            --         55,000
Exercise of common stock
 options (note 15)......        --          --      45,300    1,000      208,000          --            --        209,000
Shares issued through
 public offering, net of
 offering costs of
 $2,064,000 (note 15)...        --          --   2,250,000   15,000   25,297,000          --            --     25,312,000
Shares issued to
 employee...............        --          --         805      --        14,000          --            --         14,000
Dividends paid on
 preferred stock (note
 15)....................        --          --         --       --           --           --       (660,000)     (660,000)
Issuance of common stock
 related to redemption
 of minority interest
 (note 9)...............        --          --      26,559      --       376,000          --            --        376,000
Conversion of
 convertible debentures.        --          --      31,999      --       200,000          --            --        200,000
Accretion of dividends
 on preferred stock.....        --      617,000        --       --           --           --       (617,000)          --
Currency translation
 adjustment.............        --          --         --       --           --       304,000           --        304,000
Net income..............        --          --         --       --           --           --         67,000        67,000
                          --------- ----------- ---------- -------- ------------  -----------  ------------  ------------
Balance at March 31,
 1993...................    880,000  22,071,000 11,081,507   74,000   79,456,000      304,000   (22,274,000)   79,631,000
Compensation related to
 excess of fair value of
 director stock options
 over exercise price
 (note 15)..............        --          --         --       --        80,000          --            --         80,000
Exercise of common stock
 options (note 15)......        --          --     157,954    1,000    1,254,000          --            --      1,255,000
Issuance of common stock
 in connection with
 acquisitions (note 9)..        --          --   3,056,748   20,000   48,469,000          --            --     48,489,000
Dividends paid on
 preferred stock (note
 15)....................        --          --         --       --           --           --       (701,000)     (701,000)
Shareholders' equity
 transactions of
 Liquipure prior to
 merger.................        --          --         --       --       (43,000)         --            --        (43,000)
Currency translation
 adjustment.............        --          --         --       --           --      (560,000)          --       (560,000)
Net loss................        --          --         --       --           --           --     (2,541,000)   (2,541,000)
                          --------- ----------- ---------- -------- ------------  -----------  ------------  ------------
Balance at March 31,
 1994...................    880,000  22,071,000 14,296,209   95,000  129,216,000     (256,000)  (25,516,000)  125,610,000
Net loss of Liquipure
 for the three months
 ended March 31, 1994
 (note 9)...............        --          --         --       --           --           --       (313,000)     (313,000)
Compensation related to
 excess of fair value of
 director stock options
 over exercise price
 (note 15)..............        --          --         --       --       122,000          --            --        122,000
Exercise of common stock
 options (note 15)......        --          --     160,693    2,000    1,420,000          --            --      1,422,000
Issuance of common stock
 in connection with
 acquisitions (note 9)..        --          --     704,101    5,000    8,982,000          --            --      8,987,000
Dividends paid on
 preferred stock (note
 15)....................        --          --         --       --           --           --       (715,000)     (715,000)
Reduction in valuation
 of common stock issued
 in connection with
 Ionpure acquisition
 (note 9)...............        --          --         --       --    (9,123,000)         --            --     (9,123,000)
Preferred stock issued
 in connection with
 acquisition of Smogless
 (note 9)...............    185,185   3,506,000        --       --           --           --            --      3,506,000
Issuance of common stock
 to pay off indebtedness
 (note 9)...............        --          --      59,000      --       700,000          --            --        700,000
Par value of shares
 issued in connection
 with three-for-two
 stock split (note 15)..        --          --         --    50,000      (50,000)         --            --            --
Income tax benefit from
 exercise of stock
 options................        --          --         --       --       387,000          --            --        387,000
Currency translation
 adjustment.............        --          --         --       --           --    (1,770,000)          --     (1,770,000)
Net income..............        --          --         --       --           --           --      8,331,000     8,331,000
                          --------- ----------- ---------- -------- ------------  -----------  ------------  ------------
Balance at March 31,
 1995...................  1,065,185 $25,577,000 15,220,003 $152,000 $131,654,000  $(2,026,000) $(18,213,000) $137,144,000
                          ========= =========== ========== ======== ============  ===========  ============  ============

          See accompanying notes to consolidated financial statements.

               United States Filter Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEARS ENDED MARCH 31,
                                       ----------------------------------------
                                           1993          1994          1995
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net income (loss)...................  $     67,000  $ (2,541,000) $  8,331,000
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Extraordinary item-forgiveness of
    debt.............................      (405,000)          --            --
   Deferred income taxes.............           --     (3,806,000)    1,377,000
   Depreciation and amortization.....     4,352,000     7,015,000    12,770,000
   Decrease in minority interest.....       (20,000)          --            --
   Gain on extinguishment of debt....      (119,000)          --            --
   Interest converted to equity......       310,000           --            --
   Provision for doubtful accounts...        90,000       661,000     1,558,000
   (Gain) loss on sale of property
    and equipment....................        (5,000)       (5,000)      388,000
   Stock and stock option
    compensation.....................        69,000        80,000       122,000
   Write-off of goodwill.............           --      3,738,000           --
   Change in operating assets and
    liabilities:
     (Increase) decrease in accounts
      receivable.....................    (2,546,000)   (8,504,000)   (4,514,000)
     Increase in costs and estimated
      earnings in excess of billings
      on uncompleted contracts.......    (5,099,000)  (12,100,000)    2,171,000
     (Increase) decrease in
      inventories....................    (1,079,000)   (1,964,000)   (6,524,000)
     (Increase) decrease in prepaid
      expenses and other assets......    (3,296,000)      894,000    (3,544,000)
     Increase (decrease) in accounts
      payable and accrued expenses...    (2,547,000)    7,625,000   (16,273,000)
     Increase (decrease) in billings
      in excess of costs and
      estimated earnings on
      uncompleted contracts..........    (1,094,000)    1,384,000     2,481,000
     Increase (decrease) in other
      liabilities....................      (560,000)      (3,000)    (2,888,000)
                                       ------------  ------------  ------------
      Net cash provided by (used in)
       operating activities..........   (11,882,000)   (7,526,000)   (4,545,000)
                                       ------------  ------------  ------------
Cash flows from investing activities:
 Investment in leasehold interest....           --    (15,766,000)   (6,397,000)
 Purchase of property, plant and
  equipment..........................    (4,101,000)   (6,930,000)  (16,214,000)
 Proceeds from disposal of equipment.        29,000       182,000        22,000
 Purchase of minority interest.......      (345,000)          --            --
 Purchase of short-term investments..           --    (15,625,000)          --
 Sale of short-term investments......           --            --     13,207,000
 Payment for purchase of
  acquisitions, net of cash acquired.    (9,088,000)     (362,000)   (1,787,000)
                                       ------------  ------------  ------------
      Net cash used in investing
       activities....................   (13,505,000)  (38,501,000)  (11,169,000)
                                       ------------  ------------  ------------
Cash flows from financing activities:
 Net proceeds from sale of common
  stock..............................    32,412,000           --            --
 Net proceeds from sale of
  convertible subordinated
  debentures.........................           --     57,923,000           --
 Proceeds from exercise of common
  stock options and warrants.........       209,000     1,242,000     1,422,000
 Principal payments of debt..........   (13,841,000)     (651,000)   (4,512,000)
 Dividends paid on preferred stock...      (660,000)     (701,000)     (715,000)
 Principal payments and buy-out of
  capital lease obligations..........    (5,331,000)          --            --
 Proceeds from borrowings on note
  payable............................     1,779,000     3,306,000    17,647,000
                                       ------------  ------------  ------------
      Net cash provided by financing
       activities....................    14,568,000    61,119,000    13,842,000
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................   (10,819,000)   15,092,000    (1,872,000)
Cash and cash equivalents at
 beginning of period.................    13,758,000     2,939,000    18,031,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 period..............................  $  2,939,000  $ 18,031,000  $ 16,159,000
                                       ============  ============  ============
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for
  interest...........................  $  1,323,000  $    775,000  $  5,390,000
                                       ============  ============  ============
 Cash paid during the period for
  income taxes.......................  $    199,000  $    294,000  $    173,000
                                       ============  ============  ============
Noncash investing and financing
 activities consisted of the
 following:
 Common stock issued:
   Satisfaction of debt..............  $        --   $        --   $    700,000
   Conversion of debentures..........       200,000           --            --
 Forgiveness of indebtedness.........       405,000           --            --
 Property, plant and equipment
  acquired under long-term
  borrowings.........................     2,859,000           --            --
                                       ------------  ------------  ------------
                                       $  3,464,000  $        --   $    700,000
                                       ============  ============  ============

          See accompanying notes to consolidated financial statements.

               United States Filter Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years ended March 31, 1993, 1994 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the financial statements of United States Filter Corporation and its wholly owned subsidiaries (the "Compa-ny") (see note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
Method of Accounting for Contracts
The accounting records of the Company are maintained and income is reported for financial reporting and income tax purposes for long-term contracts under the percentage-of-completion method of accounting. Under this method, an estimated percentage for each contract, based on the cost of work performed to date that has contributed to contract performance compared to the total estimated cost, is applied to total estimated revenue. Provision is made for the entire amount of future estimated losses on contracts in progress in the period in which such losses are determined. Claims for additional contract compensation due the Com-pany are not reflected in the accounts until the year in which such claims are allowed, except where contract terms specifically provide for certain claims.

Contract costs include all direct material and labor and those indirect costs related to contract performance. General and administrative expenses are charged to expense as incurred.

Products and Services
Sales of other products and services are recorded as products are shipped or services rendered.

Income Taxes
In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this meth-od, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

United States income taxes are not provided on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be indefinitely rein-vested in those operations.

Foreign Currency Translation
In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign cur-rency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of shareholders' equity. The transaction gains and losses included in net income
(loss) are immaterial.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective as-sets which range from 3 to 25 years. Leasehold improvements are amortized on the straight-line method over the lesser of their estimated useful lives or the related lease term.

Cost in Excess of Net Assets of Businesses Acquired
Cost in excess of net assets of businesses acquired is amortized on the straight-line method over a 20 to 40-year life. At each balance sheet date, the Company evaluates the realizability of these costs based upon expectations of nondiscounted cash flows and operating income of each subsidiary. Based upon its most recent analysis, the Company believes that no material impairment ex-ists at March 31, 1995.

Investments in Unconsolidated Joint Ventures
Investments in unconsolidated joint ventures are accounted for using the equity method, under which the Company's share of earnings or losses from these joint ventures is reflected in income as earned and dividends are credited against the investment when received.

Unamortized Debt Issuance Costs
Unamortized debt issuance costs, aggregating $1,961,000 and $1,735,000 at March 31, 1994 and 1995, respectively, have been deferred and are being amortized over the term of the related convertible subordinated debentures (note 12).

Warranties
The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has accrued for estimated future warranty costs.

Income (Loss) per Common Share
Income (loss) per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents consisting of convertible pre-ferred stock, options and warrants are included in the computation of income
(loss) per share when their effect is dilutive.

               United States Filter Corporation and Subsidiaries

Primary and fully diluted income (loss) per common share were calculated as follows:

                                             1993         1994         1995
                                          -----------  -----------  -----------
Net income (loss).......................  $    67,000  $(2,541,000) $ 8,331,000
Dividends and accretion on preferred
 stock..................................   (1,277,000)    (701,000)    (715,000)
                                          -----------  -----------  -----------
Adjusted net income (loss) applicable to
 common shares..........................  $(1,210,000) $(3,242,000) $ 7,616,000
                                          ===========  ===========  ===========
Weighted average shares outstanding.....    9,802,000   12,159,000   14,780,000
Add:
 Exercise of options and warrants
  reduced by the number of shares
  purchased with proceeds...............      293,000      294,000      246,000
                                          -----------  -----------  -----------
Adjusted weighted average
 shares outstanding.....................   10,095,000   12,453,000   15,026,000
                                          ===========  ===========  ===========
Income (loss) per common share:
 Net income (loss)......................  $       .01  $      (.20) $       .56
 Dividends and accretion on preferred
  stock.................................         (.13)        (.06)        (.05)
                                          -----------  -----------  -----------
Adjusted income (loss) per common share.  $      (.12) $      (.26) $       .51
                                          ===========  ===========  ===========

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 68, dividends on the Cumulative Convertible Preferred Stock were accreted through March 31, 1993 so as to yield the perpetual dividend rate as of the is-suance date of the preferred stock. Effective April 1, 1993, the Company and its preferred shareholder agreed to a level $.812 per share annual dividend ($.406 semiannual) on the Company's preferred shares, thus eliminating the in-creasing rate and the accretion of dividends.

(2) CASH AND CASH EQUIVALENTS
Cash equivalents consist of demand deposits and certificates of deposit with original maturities of 90 days or less.

(3) SHORT-TERM INVESTMENTS
Short-term investments consist of highly liquid municipal issues with original maturities of more than 90 days when purchased, and are carried at amortized cost, which approximates market value.

(4) INVENTORIES
Inventories at March 31, 1994 and 1995 consist of:

                                                            1994        1995
                                                         ----------- -----------
Raw materials........................................... $10,428,000 $14,243,000
Work-in-process.........................................   6,402,000  10,007,000
Finished goods..........................................   7,778,000  10,457,000
                                                         ----------- -----------
                                                         $24,608,000 $34,707,000
                                                         =========== ===========

(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at March 31, 1994 and 1995 consist of:

                                                         1994          1995
                                                      -----------  ------------
Land................................................. $ 2,471,000  $  3,112,000
Buildings and improvements...........................  15,881,000    25,566,000
Equipment............................................  31,214,000    35,133,000
Furniture and fixtures...............................   8,009,000    13,456,000
Vehicles.............................................     643,000     1,185,000
Construction in progress.............................   2,334,000     5,075,000
                                                      -----------  ------------
                                                       60,552,000    83,527,000
Less accumulated depreciation........................  (9,472,000)  (15,132,000)
                                                      -----------  ------------
                                                      $51,080,000  $ 68,395,000
                                                      ===========  ============

(6) INVESTMENT IN LEASEHOLD INTEREST
In August 1993, the Company entered into a concession agreement with the state of Morelos, Mexico, to build and operate a wastewater treatment plant in the City of Cuernavaca. The term of the concession is approximately 15 years, as amended, and includes monthly payments to be received by the Company from the municipality of Cuernavaca at various prices per cubic meter of sewage treated at the facility based upon the Company's initial investment, fixed operating and variable operating expenses. In May 1994, the Company completed the waste-water treatment facility and began treatment operations. The Company is amor-tizing the investment on a straight-line basis over the term of the concession. Accumulated amortization at March 31, 1995 totaled $955,000. The investment is stated at cost which does not exceed market based on projected non-discounted future cash flows.

(7) COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED
Cost in excess of net assets of businesses acquired and accumulated amortiza-tion at March 31, 1994 and 1995 consists of the following:

                            1994          1995
                         -----------  ------------
Cost in excess of net
 assets of businesses
 acquired............... $54,175,000  $104,831,000
Less accumulated
 amortization...........  (2,976,000)   (5,669,000)
                         -----------  ------------
                         $51,199,000  $ 99,162,000
                         ===========  ============

During fiscal 1994, the Company concluded that the excess of net assets of a business acquired was not recoverable and, accordingly, recorded a charge of $3,738,000 which is included in selling, general and administrative expenses for the year ended March 31, 1994.

(8) OTHER ASSETS
Other assets at March 31, 1994 and 1995 consist of:

                                                            1994       1995
                                                         ---------- -----------
Investment in unconsolidated joint ventures............. $      --  $ 7,406,000
Long-term receivables and advances......................    548,000   3,508,000
Other assets at amortized cost:
 Operating permits and development costs................    717,000   1,819,000
 Deferred debt costs....................................  1,961,000   1,735,000
 Patents................................................     83,000     119,000
 Other..................................................    413,000     707,000
                                                         ---------- -----------
                                                         $3,722,000 $15,294,000
                                                         ========== ===========

               United States Filter Corporation and Subsidiaries

The above amounts reflect accumulated amortization of $1,051,000 and $1,373,000 at March 31, 1994 and 1995, respectively. The carrying amount of these other assets approximate their fair value.

(9) ACQUISITIONS
On April 1, 1992, the Company completed an acquisition of Societe des Ceramiques Techniques S.A. ("SCT") from Aluminum Company of America ("Alcoa") by means of a purchase of all of SCT's outstanding capital stock. The total purchase price of SCT consisted of a 7.5% promissory note payable to Alcoa in the principal amount of $9,473,000. This promissory note was subsequently re-paid in full in October 1992. The acquisition of SCT has been accounted for as a purchase and, accordingly, the results of operations of SCT for the year ended March 31, 1993 are included in the Company's consolidated statement of operations from the acquisition date. The purchase price approximated the fair value of the net assets acquired.

Supplementary information related to the acquisition of SCT for the March 31, 1993 consolidated statement of cash flows is as follows:

Assets acquired................................................... $ 13,550,000
Liabilities assumed*..............................................  (14,113,000)
                                                                   ------------
Net cash acquired................................................. $    563,000
                                                                   ============

* Includes note payable to seller

On January 5, 1993, the Company completed an acquisition of The Permutit Compa-ny, Inc. ("Permutit"), a wholly owned subsidiary of Zurn Industries, Inc., by means of a purchase of all of Permutit's outstanding capital stock. The all cash purchase price of Permutit totaled $7,406,000 (including acquisition costs of $90,000). Permutit, located in Warren, New Jersey, designs and sells water treatment equipment.

The acquisition of Permutit has been accounted for as a purchase and, accord-ingly, the results of Permutit's operations for the three months ended March 31, 1993 are included in the Company's consolidated statement of operations for the year ended March 31, 1993. The excess of cost over fair value of net assets acquired was $4,805,000 and is being amortized on a straight-line basis over 20 years.

Supplementary information related to the acquisition of Permutit for the March 31, 1993 consolidated statement of cash flows is as follows:

Assets acquired...................................................  $ 9,329,000
Liabilities assumed...............................................   (2,014,000)
                                                                    -----------
Cash paid.........................................................    7,315,000
Fees and expenses.................................................       90,000
Less cash acquired................................................     (418,000)
                                                                    -----------
 Net cash paid....................................................  $ 6,987,000
                                                                    ===========

Summarized below are the unaudited pro forma results of operations of the Com-pany as though Permutit had been acquired on April 1, 1991:

                                                        1992          1993
                                                     -----------  ------------
Revenue............................................. $79,457,000  $136,129,000
                                                     ===========  ============
Net loss............................................ $(6,856,000) $   (362,000)
                                                     ===========  ============
Net loss per common share........................... $      (.91) $       (.16)
                                                     ===========  ============

On December 1, 1993, the Company acquired all of the outstanding capital stock of Ionpure Technologies Corporation and IP Holding Company (together "Ionpure") from Eastern Enterprises and Eastern Enterprises' subsidiary, Water Products Group Incorporated (together "Eastern"). The total purchase price was $41,394,000 (including acquisition costs of $1,960,000) and consisted of $100,000 in cash and 3,041,092 shares of Company common stock.

Ionpure designs, manufactures, installs and services ultrapure water purifica-tion products and systems primarily for customers in the pharmaceutical, elec-tronics, hemodialysis, chemical, laboratory and power generation industries throughout the United States, Europe and other major international markets.

The acquisition of Ionpure has been accounted for as a purchase and, according-ly, the results of Ionpure's operations for the four months ended March 31, 1994 are included in the Company's consolidated statement of operations for the year ended March 31, 1994. The excess of cost over fair value of net assets ac-quired was $27,875,000 and is being amortized on a straight-line basis over 40 years. In fiscal 1995, the Company received and independent appraisal of the value of the Company's common stock. As a result of the appraisal, shares is-sued in connection with this acquisition had a value $9,123,000 less than orig-inally ascribed to the common stock at the time of acquisition. Accordingly, additional paid in capital and excess cost over fair value of net assets ac-quired were reduced in fiscal 1995.

Supplementary information related to the acquisition of Ionpure for the March 31, 1994 consolidated statement of cash flows is as follows:

Assets acquired..................................................  $ 54,019,000
Liabilities assumed..............................................   (14,588,000)
Common stock issued..............................................   (39,331,000)
                                                                   ------------
Cash paid........................................................       100,000
Fees and expenses................................................     1,960,000
Less cash acquired...............................................    (1,698,000)
                                                                   ------------
 Net cash paid...................................................  $    362,000
                                                                   ============

Summarized below are the unaudited pro forma results of operations of the Com-pany as though Ionpure had been acquired on April 1, 1992:

                                                        1993          1994
                                                    ------------  ------------
Revenue............................................ $182,567,000  $212,268,000
                                                    ============  ============
Net loss........................................... $ (1,754,000) $ (5,885,000)
                                                    ============  ============
Net loss per common share.......................... $       (.23) $       (.48)
                                                    ============  ============

               United States Filter Corporation and Subsidiaries

On July 8, 1994, the business of the Company and Liquipure Technologies, Inc. ("Liquipure") were merged upon the exchange of 1,852,221 shares of the Company's common stock for all of the outstanding common and preferred shares of Liquipure. In addition, the Company issued 45,000 shares of its common stock to one of the shareholders of Liquipure in satisfaction of a $700,000 loan, plus accrued interest.

Liquipure, based in Connecticut, provides service deionization products and services through company operated and franchised dealers, and designs, manufac-tures, installs and services ultrapure water purification products and systems primarily for the pharmaceutical market and also manufactures standard, ultra-pure water products for the laboratory market.

This transaction has been accounted for as a pooling of interests and, accord-ingly, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts and operations of Liquipure. Separate results of operations of the combined entities for the years ended March 31, 1993 and 1994 are as follows:

                                                         1993          1994
                                                     ------------  ------------
Revenues:
 U.S. Filter (as previously reported)..............  $101,397,000  $147,870,000
 Liquipure.........................................    26,979,000    32,551,000
                                                     ------------  ------------
  Combined.........................................  $128,376,000  $180,421,000
                                                     ============  ============
Net income (loss):
 U.S. Filter (as previously reported)..............  $  4,402,000  $  4,986,000
 Liquipure.........................................    (4,335,000)   (7,527,000)
                                                     ------------  ------------
  Combined.........................................  $     67,000  $ (2,541,000)
                                                     ============  ============

Separate unaudited results of operations of the combined entities for the pe-riod April 1, 1994 to the effective date of the merger and included in the con-solidated statement of operations for the year ended March 31, 1995 are as fol-lows:

                                                                        NET
                                                                       INCOME
                                                          REVENUES     (LOSS)
                                                         ----------- ----------
U.S. Filter............................................  $47,857,000 $1,414,000
Liquipure..............................................    7,206,000   (307,000)
                                                         ----------- ----------
 Combined..............................................  $55,063,000 $1,107,000
                                                         =========== ==========

Effective August 31, 1994, the Company, through 2 of the Company's subsidiar-ies, IP Holding Company ("IP Holding") and Ionpure Technologies, S.r.L. ("Ionpure Italy"), acquired all of the outstanding capital stock of Smogless S.p.A. ("Smogless") from Laidlaw, Inc. The total consideration for the acquisi-tion of Smogless (excluding acquisition costs of $396,000) consists of the fol-lowing: (i) $45,000,000 in aggregate principal amount of subordinated debt of Ionpure Italy due August 31, 2001 and bearing interest at 6.5% for the period January 1, 1995 through September 30, 1995 and 4.5% thereafter, (ii) common stock purchase warrants exercisable in whole or part at any time on or before August 31, 2001 by the surrender of the subordinated debt at the rate of $18.00 in principal amount of subordinated debt for each share of common stock, (iii) 185,185 shares of a new Series B Voting Convertible Preferred Stock , (iv) 18,000 shares of the Company's common stock, and (v) $700,000 in cash.

Smogless is headquartered in Milan, Italy and provides a broad range of serv-ices for wastewater treatment, including feasibility studies, process evalua-tion, plant design, construction and commissioning and design of specialized machinery.

The acquisition of Smogless has been accounted for as a purchase and, accord-ingly, the results of operations of Smogless for the 7 months ended March 31, 1995 are included in the Company's consolidated statement of operations for the year ended March 31, 1995. The excess of cost over fair value of net assets ac-quired was approximately $39,340,000 and is being amortized on a straight-line basis over 40 years. Supplementary information related to the acquisition of Smogless for the consolidated statement of cash flows for the year ended March 31, 1995 is as follows:

Assets acquired.................................................  $ 110,962,000
Liabilities assumed.............................................   (106,516,000)
Preferred stock issued..........................................     (3,506,000)
Common stock issued.............................................       (240,000)
                                                                  -------------
Cash paid.......................................................        700,000
Fees and expenses...............................................        396,000
Less cash acquired..............................................     (8,340,000)
                                                                  -------------
 Net cash acquired..............................................  $  (7,244,000)
                                                                  =============

Summarized below are the unaudited pro forma results of operations of the Com-pany as though Smogless had been acquired on April 1, 1993:

                                                         1994          1995
                                                     ------------  ------------
Revenues............................................ $230,538,000  $293,104,000
                                                     ============  ============
Net income.......................................... $    526,000  $ 10,400,000
                                                     ============  ============
Net income (loss) per common share.................. $      (0.02) $       0.64
                                                     ============  ============

On November 30, 1994, the Company completed the acquisition of the Crouzat Group ("Crouzat") by means of a purchase of all of Crouzat's outstanding capi-tal stock. The total purchase price was $5,750,000, of which $4,640,000 was paid in cash at closing, with three annual payments of $370,000 in 1995, 1996 and 1997. Crouzat comprises three sites in France, in Toulouse, Mantes and Lille. Crouzat primarily services ultrapure water purification products and had revenues in 1994 of approximately $6,000,000. The acquisition has been ac-counted for as a purchase and, accordingly, the results of the operations of Crouzat are included in the consolidated statement of operations for the period from the date of acquisition. The excess cost over the fair value of net assets acquired was approximately $3,800,000 and is being amortized on a straight-line basis over 40 years. Supplementary information related to the acquisition of Crouzat for the March 31, 1995 consolidated statement of cash flows is as fol-lows:

Assets acquired...................................................  $ 7,220,000
Liabilities assumed...............................................   (2,580,000)
                                                                    -----------
 Cash paid........................................................    4,640,000
Fees and expenses.................................................      100,000
Less cash acquired................................................   (1,320,000)
                                                                    -----------
 Net cash paid....................................................  $ 3,420,000
                                                                    ===========

               United States Filter Corporation and Subsidiaries

On May 27, 1994, the Company completed the acquisition of Sation, S.A. ("Sation") by means of a purchase of all of Sation's outstanding capital stock. The total purchase price of $1,546,000 (including acquisition costs of $46,000) consisted of $755,000 in cash and 56,250 shares of Company stock. Sation, lo-cated in Barcelona, Spain, primarily services ultrapure water purification products and had revenues in 1993 of approximately $2,000,000. The acquisition has been accounted for as a purchase and, accordingly, the results of opera-tions of Sation are included in the Company's consolidated statement of opera-tions for the period from the date of acquisition to March 31, 1995. The excess cost over the fair value of net assets acquired was $1,148,000 and is being am-ortized on a straight-line basis over 40 years. Supplementary information re-lated to the acquisition of Sation for the March 31, 1995 consolidated state-ment of cash flows is as follows:

Assets acquired....................................................  $2,010,000
Liabilities assumed................................................    (510,000)
Common stock issued................................................    (745,000)
                                                                     ----------
 Cash paid.........................................................     755,000
Fees and expenses..................................................      46,000
Less cash acquired.................................................     (40,000)
                                                                     ----------
 Net cash paid.....................................................  $  761,000
                                                                     ==========

On July 27, 1994, the Company acquired Seral Erich Alhauser GmbH ("Seral") by means of a purchase of Seral's outstanding capital stock. The total purchase price was $8,100,000 and consisted of $4,250,000 in cash and 300,000 shares of Company common stock. Seral, located in Germany, designs, manufactures, in-stalls and services water purification products and systems. Seral had revenues of approximately $10,000,000 in 1993. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Seral are included in the Company's consolidated statement of operations for the period from the date of acquisition to March 31, 1995. The excess cost over the fair value of net assets acquired was approximately $8,222,000 and is being amortized on a straight-line basis over 40 years. Supplementary information related to the ac-quisition of Seral for the March 31, 1995 consolidated statement of cash flows is as follows:

Assets acquired...................................................  $16,135,000
Liabilities assumed...............................................   (8,035,000)
Common stock issued...............................................   (3,850,000)
                                                                    -----------
 Cash paid........................................................    4,250,000
Fees and expenses.................................................      575,000
Less cash acquired................................................       (7,000)
                                                                    -----------
 Net cash paid....................................................  $ 4,818,000
                                                                    ===========

On August 10, 1994, the Company acquired from Millipore Corporation the Ceraflo ceramic product line. The total price of the product line was approximately $2,500,000 and consisted of 202,729 shares of Company common stock.

All pro forma information presented above is in response to applicable account-ing rules relating to business acquisitions. This pro forma information does not purport to be indicative of the results that actually would have been ob-tained if the combined operations had been conducted during the periods pre-sented and is not intended to be a projection of future results due to exten-sive changes being made in the organization, facilities, personnel and other costs of the acquired companies.

(10) CONTRACT BILLING STATUS
Information with respect to the billing status of contracts in process at March 31, 1994 and 1995 is as follows:

                                                        1994          1995
                                                    ------------  -------------
Contract costs incurred to date...................  $ 41,704,000  $ 104,337,000
Estimated profits.................................     8,730,000     34,802,000
                                                    ------------  -------------
Contract revenue earned to date...................    50,434,000    139,139,000
Less billings to date.............................   (30,208,000)  (135,063,000)
                                                    ------------  -------------
Cost and estimated earnings in excess of billings,
 net..............................................  $ 20,226,000  $   4,076,000
                                                    ============  =============

The above amounts are included in the accompanying consolidated balance sheets as:

Costs and estimated earnings in excess of billings
 on uncompleted contracts.........................  $ 22,172,000  $  20,016,000
Billings in excess of costs and estimated earnings
 on uncompleted contracts.........................    (1,946,000)   (15,940,000)
                                                    ------------  -------------
                                                    $ 20,226,000  $   4,076,000
                                                    ============  =============

Accounts receivable include retainage which has been billed, but is not due pursuant to retainage provisions in construction contracts until completion of performance and acceptance by the customer. This retainage aggregated $1,341,000 and $1,734,000 at March 31, 1994 and 1995, respectively. Substan-
tially all retained balances are collectible within one year.

(11) LONG-TERM DEBT
Long-term debt at March 31, 1994 and 1995 consists of the following:

                                                          1994         1995
                                                       -----------  -----------
Mortgage notes payable, secured by land and
 buildings, interest rates ranging from 2% to 8.25%,
 due in 1996 through 2009............................  $ 2,757,000  $ 7,396,000
Guaranteed bank notes, interest at 8.4%, due in 1997.          --     1,911,000
Unsecured notes payable, interest rates of prime +
 1.5% (9.0% at March 31, 1995) to 9.21%, due in 1996
 through 2004........................................    1,217,000    1,353,000
Demand promissory notes payable to Liquipure
 preferred stockholder...............................      700,000          --
Other................................................      239,000      165,000
                                                       -----------  -----------
                                                         4,913,000   10,825,000
Less: Current portion................................   (2,111,000)  (2,033,000)
                                                       -----------  -----------
                                                       $ 2,802,000  $ 8,792,000
                                                       ===========  ===========

               United States Filter Corporation and Subsidiaries

The aggregate maturities of long-term debt for each of the five years sub-sequent to March 31, 1995 are as follows: 1996, $2,033,000; 1997, $1,741,000;
1998, $1,633,000; 1999, $852,000; 2000, $834,000; and thereafter, $3,732,000.

The Company has an unsecured revolving line-of-credit with a bank of up to $45,000,000, of which $24,538,000 was outstanding at March 31, 1995. The line-of-credit expires September 1996 and bears interest at the bank's prime rate plus 0.25% or, in certain circumstances, Eurodollar rate. At March 31, 1995, $8,689,000 of standby letters of credit were issued under this line-of-credit.

The Company had a line of credit with a bank which terminated July 8, 1994, bearing interest at prime plus 1.25%, secured by certain assets of the Company. At March 31, 1994, $3,204,000 was outstanding.

(12) CONVERTIBLE SUBORDINATED DEBENTURES
On October 20, 1993, the Company sold $60,000,000 aggregate principal amount of 5% convertible subordinated debentures due October 15, 2000. The debentures are convertible into common stock at any time prior to maturity, redemption or re-purchase at a conversion price of $20.50 per share, subject to adjustment in certain circumstances. The debentures are not redeemable prior to October 25, 1996, at which time the debentures are redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid in-terest to the date of redemption. Interest is payable on April 15 and October 15, commencing April 15, 1994.

Additionally, the Company issued $45,000,000 of subordinated debt with common stock purchase warrants on August 31, 1994 in connection with the acquisition of Smogless (note 9).

(13) ACCRUED LIABILITIES
Accrued liabilities at March 31, 1994 and 1995 consist of the following:

                                                            1994        1995
                                                         ----------- -----------
Accrued job costs, start-up and customer deposits....... $10,811,000 $ 8,783,000
Payroll, benefits and related taxes.....................   4,594,000   5,343,000
Warranty................................................   2,607,000   2,991,000
Sales, property and other taxes.........................     907,000   4,081,000
Interest................................................   1,456,000   1,540,000
Sales commission........................................   1,453,000   1,441,000
Future remediation costs................................   1,339,000     300,000
Other...................................................   5,896,000   9,248,000
                                                         ----------- -----------
                                                         $29,063,000 $33,727,000
                                                         =========== ===========

(14) INCOME TAXES
Income tax expense (benefit) from continuing operations for the years ended March 31, 1993, 1994 and 1995 consist of:

                                                 1993      1994         1995
                                               -------- -----------  ----------
Federal:
 Current.....................................  $    --  $       --   $      --
 Deferred....................................       --   (3,239,000)  1,314,000
State:
 Current.....................................   298,000       3,000     157,000
 Deferred....................................       --          --     (368,000)
Foreign:
 Current.....................................       --          --          --
 Deferred....................................       --          --    1,554,000
                                               -------- -----------  ----------
                                               $298,000 $(3,236,000) $2,657,000
                                               ======== ===========  ==========

Total income tax expense (benefit) differed from the amounts computed by apply-ing the U.S. Federal corporate tax rate of 34% to income from continuing opera-tions before income taxes and extraordinary item as a result of the following:

                                              1993         1994         1995
                                           -----------  -----------  ----------
Expected income tax provision (benefit)..  $   (14,000) $(1,964,000) $3,736,000
Permanent differences....................      237,000     (377,000)   (189,000)
State franchise tax, net of Federal tax
 benefit.................................      295,000        2,000     105,000
Charge in lieu of income taxes...........        3,000          --          --
Change in balance of valuation allowance
 for deferred tax assets allocated to
 income tax expense......................          --    (3,201,000)   (925,000)
Net operating loss carry-forward unable
 to be utilized..........................    1,611,000    2,559,000         --
Net operating loss carryforward utilized.   (1,834,000)         --          --
Difference in U.S. tax rate and foreign
 tax rates...............................          --           --      511,000
Benefit of foreign net operating loss
 carryforwards...........................          --      (255,000)   (581,000)
                                           -----------  -----------  ----------
                                           $   298,000  $(3,236,000) $2,657,000
                                           ===========  ===========  ==========

As of March 31, 1995, the Company has net operating loss carryforwards in France of approximately $20,351,000. Approximately $4,044,000 of the operating losses expire in the years 1995--2000, while the remainder have an indefinite carryforward period. Any benefit of the French loss carryforward must be shared equally between the Company and Alcoa until March 31, 1997. As of March 31, 1995, the Company also has net operating loss carryforwards in other European countries of approximately $6,400,000.

Additionally, as of March 31, 1995, the Company has net operating loss carryforwards generated from Liquipure of $14,597,000 of which $1,087,000 has been recognized. These loss carryforwards expire from 2004 to 2008. These oper-ating loss carryforwards can be used only against future taxable income of Liquipure.

               United States Filter Corporation and Subsidiaries

The Company also has available, at March 31, 1995, other net operating loss carryforwards for U.S. Federal income tax purposes of approximately $16,692,000 which expire in 2002 to 2010.

The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as fol-lows:

                                                         1994          1995
                                                     ------------  ------------
Deferred tax assets:
 Operating loss carryforwards......................  $ 13,565,000  $ 16,456,000
 Inventory.........................................     1,397,000     1,530,000
 Allowance for doubtful accounts...................       556,000       673,000
 Warranty..........................................       715,000       645,000
 Vacation..........................................       275,000       347,000
 Other accruals....................................       419,000       118,000
 Write-off of intangible...........................     1,260,000           --
 Other.............................................       252,000       370,000
                                                     ------------  ------------
                                                       18,439,000    20,139,000
 Valuation allowances..............................   (11,357,000)  (10,503,000)
                                                     ------------  ------------
  Total deferred tax assets........................     7,082,000     9,636,000
Deferred tax liabilities:
 Depreciation and amortization.....................     2,671,000     6,201,000
 Prepaid expenses..................................       605,000       201,000
 Other.............................................           --      7,780,000
                                                     ------------  ------------
                                                        3,276,000    14,182,000
                                                     ------------  ------------
  Net deferred tax assets/(liabilities)............  $  3,806,000  $ (4,546,000)
                                                     ============  ============

The Company believes that it is more likely than not that the Federal net oper-ating loss carryforwards will be utilized prior to their expiration. This be-lief is based, on recent and anticipated future earnings and in part, on the fact that the Company has completed several acquisitions during and including the three years ended March 31, 1995 of companies with strong earnings poten-tial. A valuation allowance of $10,503,000 at March 31, 1995 has been recog-nized and consists primarily of state and foreign net operating losses which may not be realized prior to their expiration periods.

(15) SHAREHOLDERS' EQUITY
Convertible Preferred Stock
In January 1992 and September 1994, the Company issued 880,000 shares of a new Series A Cumulative Convertible Preferred Stock and 185,185 shares of a new Se-ries B Convertible Preferred Stock, respectively, in connection with an acqui-sitions. Each share of Series A and Series B Preferred Stock is convertible into 1.5 shares of the Company's common stock subject to certain events, and carries voting rights on an "as converted" basis. The Series A preferred stock had a carrying value of $24.00 per share representing the fair value at date of issuance based upon an independent appraisal. The Series A shares were entitled to cumulative dividends of $0.75 per share annually ($0.375 semiannually) in-creasing annually up to $1.50 per share and a preference in liquidation over holders of common stock of $25 per share plus accrued dividends. Effective April 1, 1993, the Company and its Series A preferred shareholder agreed to a level of $.812 per share annual dividend ($.406 semiannual) on the Company's preferred shares, thus eliminating the increasing rate and the accretion of dividends. The Company, at its option, may redeem shares of Series A preferred stock subject to certain conditions at a price of $30 per share plus accrued dividends. Reacquired or redeemed shares of Series A are required to be retired and canceled.

Common Stock
On December 5, 1994, the Company paid in the form of a stock dividend a 3-for-2 split of the Company's common stock. The par value of the new shares issued was $50,000 which was transferred from additional paid-in-capital to the common stock account. All references to income (loss) per share and other common stock information in the accompanying consolidated financial statements and notes thereto have been restated to reflect the 3-for-2 split.

On October 20, 1992, the Company effected a public offering of common stock and issued 2,250,000 shares of common stock and received net cash proceeds of $25,312,000 (net of sales commissions and offering expenses of $2,064,000).

Options
Under the Company's 1991 Employee Stock Option Plan (the "Plan"), the exercise price of options granted will be equal to their fair market value at the date of grant and the maximum term of the option may not exceed 10 years. If the optionee is a holder of more than 10% of the outstanding common stock of the Company, the option price per share is increased to at least 110% of fair mar-ket value, and the option term is limited to five years. The total number of shares of common stock available under the Plan is 1,837,500 shares. Each op-tion granted becomes exercisable on a cumulative basis, 25% either on the date of grant or six months following that date and 25% on each subsequent anniver-sary of the grant date.

Under the Company's 1991 Director Stock Option Plan, the exercise price of op-tions granted will be equal to the higher of $2.00 below the market price or 60% of the market price on the date of grant. Under the Plan, each director of the Company who is not a full-time employee of the Company will receive each year an option to purchase 8,000 shares of common stock. The total number of shares available under the Director's stock option plan is 375,000 shares. Com-pensation expense of $55,000, $80,000 and $122,000 was recorded in 1993 and 1994, and 1995, respectively, related to the Directors Stock Option Plan.

               United States Filter Corporation and Subsidiaries

Transactions involving the plans are summarized as follows:

                                          NUMBER                     AGGREGATE
                                         OF SHARES  EXERCISE PRICE     VALUE
                                         ---------  --------------- -----------
Balance at March 31, 1992...............   595,511  $ 3.67 to 34.00 $ 4,644,000
Options granted.........................   452,276   11.42 to 16.46   6,119,000
Options exercised.......................   (45,300)   4.00 to 11.00    (209,000)
Options canceled........................    (2,625)           11.00     (29,000)
                                         ---------  --------------- -----------
Balance at March 31, 1993...............   999,862    3.67 to 34.00  10,525,000
Options granted.........................   479,639   11.42 to 16.17   6,904,000
Options exercised.......................  (157,954)   3.67 to 13.92  (1,255,000)
Options canceled........................   (37,626)  11.00 to 34.00    (532,000)
                                         ---------  --------------- -----------
Balance at March 31, 1994............... 1,283,921    3.67 to 16.17  15,642,000
Options granted.........................   575,146   12.54 to 15.88   7,355,000
Options exercised.......................  (160,693)   3.67 to 14.75  (1,422,000)
Options canceled........................   (27,190)  11.00 to 14.75    (375,000)
                                         ---------  --------------- -----------
Balance at March 31, 1995............... 1,671,184  $ 3.67 to 16.17 $21,200,000
                                         =========  =============== ===========

Warrants
In connection with the warrants, options, convertible debentures and preferred stock, the Company has reserved 5,690,823 shares at March 31, 1994 and 8,895,169 shares at March 31, 1995 for future issuance.

(16) RETIREMENT PLANS
One of the Company's subsidiaries ("IWT") has a defined benefit pension plan covering substantially all of its hourly employees. Pension plan benefits are generally based upon years of service and compensation. IWT's funding policy is to contribute at least the minimum amounts required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits. Plan assets are invested in broadly diversified portfolios of government obligations, mutual funds and fixed income and equity securities. The accumulated benefit obligation under this plan is not material to be consolidated financial statements.

The Company has a defined contribution plan (under IRC Section 401(k)) covering substantially all salaried and hourly participating employees which provide for contributions based primarily upon compensation levels and employee contribu-tions. The Company funds its contributions to these plans as accrued. Defined contribution plan expense to the Company was $362,000, $519,000 and $810,000 for the years ended March 31, 1993, 1994 and 1995, respectively.

(17) BUSINESS SEGMENT DATA AND EXPORT SALES
The Company's sole business segment is the design, manufacture, operation and service of equipment for filtration, water treatment and wastewater treatment for industrial and municipal customers.

There were no sales to any individual customers which accounted for 10% or more of revenue in fiscal 1993, 1994 and 1995.

Export sales accounted for $10,851,000, $18,803,000 and $29,306,000 in fiscal 1993, 1994 and 1995, respectively.

Information about the Company's operations in different geographic locations for the years ended March 31, 1993, 1994 and 1995 is as follows:

                                            1993          1994          1995
                                        ------------  ------------  ------------
Revenues from unaffiliated customers:
 United States........................  $104,358,000  $142,580,000  $167,900,000
 Foreign..............................    24,018,000    37,841,000   104,132,000
                                        ------------  ------------  ------------
                                        $128,376,000   180,421,000   272,032,000
                                        ============  ============  ============
Operating income (loss):
 United States........................  $   (963,000) $ (6,137,000) $  8,157,000
 Foreign..............................     1,611,000     1,263,000     6,428,000
                                        ------------  ------------  ------------
                                        $    648,000  $ (4,874,000) $ 14,585,000
                                        ============  ============  ============
Identifiable assets:
 United States........................  $105,946,000  $228,531,000  $214,599,000
 Foreign..............................    15,232,000    24,654,000   164,129,000
                                        ------------  ------------  ------------
                                        $121,178,000  $253,185,000  $378,728,000
                                        ============  ============  ============

(18) COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company and its subsidiaries lease certain facilities and equipment under various noncancelable and month-to-month leases. These leases are accounted for as operating leases. Rent expense aggregated $1,883,000, $2,999,000 and $4,623,000 in 1993, 1994 and 1995, respectively.

A summary of the future minimum annual rental commitments as of March 31, 1995, under operating leases follows:

                                                                     OPERATING
                                                                      LEASES
                                                                    -----------
Fiscal year ending:
1996............................................................... $ 4,210,000
1997...............................................................   3,658,000
1998...............................................................   3,137,000
1999...............................................................   1,977,000
2000...............................................................   1,169,000
Thereafter.........................................................   1,105,000
                                                                    -----------
Total minimum lease payments....................................... $15,256,000
                                                                    ===========

Buildings and improvements, and equipment at March 31, 1992 included approxi-mately $6,551,000 of facilities and equipment under leases that had been capi-talized. Accumulated depreciation and amortization for such facilities and equipment approximated $77,000 at March 31, 1992. On June 30, 1992, the Company paid $5,770,000 in cash to the Port Authority of the City of St. Paul, Minne-sota in full payment of its capital lease obligation of approximately $6,000,000 and its mortgage note payable of $630,000. This payment resulted in a forgiveness of debt of $405,000 which is shown as an extraordinary item in the accompanying consolidated financial statements for the year ended March 31, 1993.

Contingent Liabilities
Legal proceedings pending against the Company consist of litigation incidental to the Company's business and in the opinion of management, based in

               United States Filter Corporation and Subsidiaries part upon the opinion of counsel, the outcome of such litigation will not mate-rially affect the Company's consolidated financial position or results of oper-ations.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     Net income
                                                        Net Income     (Loss)
  1994                          Revenues   Gross Profit   (Loss)     per Share*
  ----                         ----------- ------------ -----------  ----------
First quarter................. $35,546,000 $ 9,243,000  $  (170,000)   $(.03)
Second quarter................  38,007,000  10,427,000      915,000      .07
Third quarter.................  45,259,000  11,831,000      234,000      .01
Fourth quarter................  61,609,000  16,109,000   (3,520,000)    (.25)**
  1995
  ----
First quarter................. $55,063,000 $15,221,000  $ 1,107,000    $ .06
Second quarter................  67,201,000  19,285,000    1,908,000      .12
Third quarter.................  72,189,000  20,783,000    2,408,000      .15
Fourth quarter................  77,579,000  23,311,000    2,908,000      .18

*  Per common and common equivalent share
** Includes a fourth quarter charge of $3,738,000 for nonrecoverable costs in excess of net assets of business acquired (see note 7).

(20) SUBSEQUENT EVENTS
On April 3, 1995, the Company acquired all of the outstanding capital stock of the Permutit Company Limited, an English corporation and The Permutit Company Pty Ltd., an Australian corporation, (collectively the "Permutit Group"), pur-suant to a Share Purchase Agreement between the Company and Thames Water PLC, an English corporation. The transaction will be accounted as a purchase. The all-cash purchase price totaled approximately $10,000,000 and is subject to certain adjustments. The Permutit Group had revenues of approximately $19,000,000 for the year ended March 31, 1994 and offers a range of products, including pre-engineered water treatment systems for the pharmaceutical, labo-ratory and chemical markets and other commercial customers.

On May 4, 1995, the Company completed the acquisition of all of the outstanding capital stock of Arrowhead Industrial Water, Inc. ("AIW") from B.F. Goodrich Company pursuant to a stock purchase agreement dated as of February 27, 1995, as amended. The acquisition was effective as of April 30, 1995. The all-cash purchase price was $80,000,000 and is subject to adjustment based upon the net asset value of AIW, as determined as of April 30, 1995 by comparing AIW's au-dited net asset value as of April 30, 1995 with the audited net asset value as of December 31, 1994. The acquisition will be accounted for by the Company as a purchase. AIW, headquartered in Lincolnshire, Illinois, had revenues of approx-imately $44,000,000 for the year ended December 31, 1994 and is a supplier of owned and operated on-site industrial water treatment systems in the United States and provides emergency and temporary mobile water treatment systems.

On May 3, 1995, the Company completed an underwritten public offering of 6,900,000 share of its common stock at a price of $15.00 per share. The net proceeds to the Company, after underwriting discounts and commissions and be-fore other related expenses, were $98,118,000.

               United States Filter Corporation and Subsidiaries

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT

To the Board of Directors and Shareholders
United States Filter Corporation:

The audits referred to in our report dated June 1, 1995 included the related financial statement schedule as of March 31, 1994 and 1995, and for each of the years in the three-year period ended March 31, 1995, included in the annual re-port on Form 10-K of United States Filter Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our au-dits. In our opinion, such financial statement schedule, when considered in re-lation to the basic consolidated financial statements taken as a whole, pre-sents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the Registration Statements (No. 33-73542, No. 33-49382, No. 33-56744 and No. 33-89662) on Form S-8 and in the
Registration Statements (No. 33-75910, No. 33-76042 and No. 33-85026) on Form S-3 of United States Filter Corporation of our report dated June 1, 1995, re-lating to the consolidated balance sheets of United States Filter Corporation as of March 31, 1994 and 1995, and the related consolidated statements of oper-ations, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended March 31, 1995, which report appears in the March 31, 1995 annual report on Form 10-K of United States Filter Corpo-ration.

                                           KPMG Peat Marwick LLP

Orange County, California
June 23, 1995

               United States Filter Corporation and Subsidiaries

                       VALUATION AND QUALIFYING ACCOUNTS

                        Three Years Ended March 31, 1995

SCHEDULE VIII

                            BALANCE     ACQUIRED    AMOUNTS    AMOUNTS    BALANCE
                          AT BEGINNING   THROUGH   CHARGED TO  WRITTEN     AT END
        DESCRIPTION        OF PERIOD   ACQUISITION  EXPENSE      OFF     OF PERIOD
        -----------       ------------ ----------- ---------- ---------  ----------
Year Ended March 31,
 1995:
 Allowance for Doubtful
  Accounts..............   $1,857,000   $603,000   $1,558,000 $(746,000) $3,272,000
                           ==========   ========   ========== =========  ==========
Year Ended March 31,
 1994:
 Allowance for Doubtful
  Accounts..............   $1,163,000   $454,000   $  661,000 $(421,000) $1,857,000
                           ==========   ========   ========== =========  ==========
Year Ended March 31,
 1993:
 Allowance for Doubtful
  Accounts..............   $1,558,000   $130,000   $   90,000 $(615,000) $1,163,000
                           ==========   ========   ========== =========  ==========