Form 10-K/A
period 1995-03-31
UNITED STATES FILTER CORP
filed 1995-06-29
CIK 318025

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

Date: June 28, 1995


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Richard J. Heckmann
- ------------------------------------
        Richard J. Heckmann          Chairman of the Board,          June 28, 1995
                                      President and Chief
                                      Executive Officer
        /s/ Kevin L. Spence
- ------------------------------------
          Kevin L. Spence            Vice President and Chief        June 28, 1995
                                      Financial Officer
                                      (Principal Accounting
                                      Officer)
                 *
- ------------------------------------
         Michael J. Reardon          Director and Executive Vice     June 28, 1995
                                      President
                 *
- ------------------------------------
            Tim L. Traff             Director and Senior Vice        June 28, 1995
                                      President
                 *
- ------------------------------------
          James R. Bullock           Director                         June 28,1995
                 *
- ------------------------------------
           James E. Clark            Director                        June 28, 1995
                 *
- ------------------------------------
         John L. Diederich           Director                        June 28, 1995
                 *
- ------------------------------------
           J. Atwood Ives            Director                        June 28, 1995
                 *
- ------------------------------------
          Arthur B. Laffer           Director                        June 28, 1995
                 *
- ------------------------------------
         Alfred E. Osborne           Director                        June 28, 1995
                 *
- ------------------------------------
       C. Howard Wilkins, Jr.        Director                        June 28, 1995

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