Form 10-K/A
period 1995-03-31
UNITED STATES FILTER CORP
filed 1995-07-25
CIK 318025

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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