Form 10-K/A
period 1995-03-31
UNITED STATES FILTER CORP
filed 1995-08-10
CIK 318025

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 3)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

   10.2 License Agreements dated November 22, 1989 between Millipore
        Corporation, Millipore Investment Holdings Limited and IP Holding
        Company.(12)

   10.3 United States Filter Corporation 1991 Employees Stock Option Plan, as amended through September 14, 1994.(13)

   10.4 United States Filter Corporation 1991 Directors Stock Option Plan, as amended through September 14, 1994.(13)

   10.5 Employment Agreement dated July 8, 1994 between John S. Swartley and
        United States Filter Corporation.(13)

   10.6 Form of Executive Retention Agreement.(14)

   10.7 Form of Executive Retirement Plan.(14)

   21   Schedule of Subsidiaries.(14)

   23   Consent of Accountants.(14)

   24   Powers of Attorney.(14)

   27   Financial Data Schedule

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

(14) Previously filed with the Company's report on Form 10-K dated June 28,
     1995.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED STATES FILTER CORPORATION


Date: August 9, 1995                      By: /s/ Kevin L. Spence
                                             ------------------------------
                                                  Kevin L. Spence
                                                Chief Financial and
                                                 Accounting Officer

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