Form 10-Q
period 1995-06-30
UNITED STATES FILTER CORP
filed 1995-08-14
CIK 318025

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934

For the quarterly period ended JUNE 30, 1995
                               -------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-10728
                       -------

                      UNITED STATES FILTER CORPORATION
                      --------------------------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

               DELAWARE                                    33-0266015
               --------                                -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      identification No.)

                73-710 FRED WARING DRIVE, PALM DESERT, CA  92260
                ------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code (619) 340-0098
                                                        --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X           No
                               ----             ----

The number of shares of common stock, $.01 par value, outstanding as of August 7, 1995, is 22,246,186 shares.

                            Total number of pages     15
                                                   ----------


THERE IS ONE EXHIBIT FILED WITH THIS REPORT.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1995 AND MARCH 31, 1995
                                  (UNAUDITED)



                                                              June 30, 1995            March 31, 1995
                                                              -------------            --------------
     ASSETS
Current assets:
   Cash and cash equivalents                                  $  5,712,000              16,159,000
   Short-term investments                                        5,397,000               2,418,000
   Accounts receivable, net                                    109,373,000              89,352,000
   Costs and estimated earnings in excess
    of billings on uncompleted contacts                         30,984,000              20,016,000
   Inventories                                                  41,817,000              34,707,000
   Prepaid expenses                                              9,464,000               2,858,000
   Deferred taxes                                                3,482,000               3,482,000
   Other current assets                                          8,849,000               6,495,000
                                                              ------------             -----------
      Total current assets                                     215,078,000             175,487,000
                                                              ------------             -----------

Property, plant and equipment, net                             125,026,000              68,395,000
Investment in leasehold interest                                20,930,000              20,390,000
Cost in excess of net assets of businesses acquired, net       133,384,000              99,162,000
Other assets                                                    18,355,000              15,294,000
                                                              ------------             -----------
                                                              $512,773,000             378,728,000
                                                              ============             ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $ 41,464,000              35,846,000
   Accrued liabilities                                          46,842,000              33,727,000
   Current portion of long-term debt                             1,950,000               2,033,000
   Notes payable                                                30,114,000              24,538,000
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                           13,947,000              15,940,000
   Other current liabilities                                    10,231,000               5,733,000
                                                               -----------             -----------

      Total current liabilities                                144,548,000             117,817,000
                                                              ------------             -----------

Long-term debt                                                   9,165,000               8,792,000
Convertible subordinated debentures                            105,000,000             105,000,000
Deferred taxes                                                   8,028,000               8,028,000
Other liabilities                                                4,414,000               1,947,000
                                                              ------------             -----------
      Total liabilities                                        271,155,000             241,584,000
                                                              ------------             -----------

                                                            (CONTINUED)
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)



                                                                  June 30, 1995    March 31, 1995
                                                                  --------------   ---------------

Shareholders' equity:
     Series A voting cumulative convertible preferred
       stock, $.10 par value, $25 liquidation preference,
       880,000 shares authorized and issued                          22,071,000        22,071,000
     Series B voting convertible preferred stock,
       $.10 par value, $27 liquidation preference,
       250,000 shares authorized, 139,518 and 185,185 shares
       issued and outstanding at June 30, 1995 and March 31,
       1995, respectively                                             2,641,000         3,506,000
     Common stock, $.01 par value; 75,000,000 shares
       authorized; 22,221,739 and 15,220,003 shares issued
       and outstanding at June 30, 1995 and March 31, 1995,
       respectively                                                     222,000           152,000
     Additional paid-in capital                                     230,591,000       131,654,000
     Currency translation adjustment                                    947,000        (2,026,000)
     Accumulated deficit                                            (14,854,000)      (18,213,000)
                                                                   ------------       -----------

          Total shareholders' equity                                241,618,000       137,144,000
                                                                   ------------       -----------

                                                                   $512,773,000       378,728,000
                                                                   ============       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)




                                            1995           1994
                                           --------     --------
      Revenues                           $91,539,000    55,063,000

      Costs of sales                      63,665,000    39,842,000
                                         -----------    ----------

         Gross profit                     27,874,000    15,221,000

      Selling, general and
        administrative expenses           21,626,000    13,243,000
                                         -----------    ----------

         Operating income                  6,248,000     1,978,000

      Other income (expense):
         Interest expense                 (2,435,000)     (900,000)
         Other income                        726,000       526,000
                                         -----------    ----------
                                          (1,709,000)     (374,000)
                                         -----------    ----------


         Income before income taxes        4,539,000     1,604,000

      Income taxes                         1,180,000       497,000
                                         -----------    ----------

         Net income                       $3,359,000     1,107,000
                                          ==========    ==========

         Net income per common share      $     0.16          0.06
                                          ==========    ==========

      Weighted average number of common
        shares outstanding                20,002,000    14,554,000
                                          ==========    ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                         1995          1994
                                                                     ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 3,359,000     1,107,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                        4,374,000     1,834,000
  Provision for doubtful accounts                                        646,000        19,000
  Gain on sale of property and equipment                                (177,000)            -
  Stock option compensation                                               28,000        24,000
  Change in operating assets and liabilities:
     Increase in accounts receivable                                  (7,744,000)     (573,000)
     (Increase) decrease in costs and estimated earnings
       on uncompleted contracts                                      (10,968,000)    1,856,000
     Increase in inventories                                          (4,286,000)   (2,319,000)
     (Increase) in other assets                                       (3,834,000)   (1,312,000)
     Decrease in accounts payable and
       accrued expenses                                               (3,930,000)   (9,561,000)
     Increase (decrease) in billings in excess of costs and
       estimated earnings or uncompleted contracts                    (1,688,000)    1,017,000
     Decrease in other liabilities                                     7,168,000     1,596,000
                                                                     -----------    ----------

          Net cash used in operating activities                      (17,052,000)   (6,312,000)
                                                                     -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for purchase of property, plant & equipment              (3,741,000)   (2,941,000)
     Payment for purchase of acquisitions, net of cash acquired      (91,739,000)     (761,000)
     Investment in leasehold interest                                          -    (4,752,000)
     Proceeds from disposal of equipment                               1,282,000             -
     (Purchase) sale of short-term investments                        (2,979,000)    1,651,000
                                                                     -----------    ----------

          Net cash used in investing activities                      (97,177,000)   (6,803,000)
                                                                     -----------    ----------

                                                            (Continued)
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (CONTINUED)
                                  (UNAUDITED)

                                                     1995            1994
                                                 -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                        (237,000)       (69,000)
   Proceeds from borrowings on notes
    payable and long-term debt                      5,905,000      1,800,000
   Proceeds from issuance of common stock          98,114,000        294,000
                                                  -----------    -----------
   Net cash provided by financing
    activities                                    103,782,000      2,025,000
                                                  -----------    -----------

Net decrease in cash                              (10,447,000)   (11,090,000)

Cash balance at March 31, 1995 and 1994            16,159,000     18,031,000
                                                  -----------    -----------

Cash balance at June 30, 1995 and 1994            $ 5,712,000      6,941,000
                                                  ===========    ===========
Supplemental disclosures of cash flow
 information:

   Cash paid during the period for interest       $ 3,123,000      1,603,000
                                                  ===========    ===========

   Cash paid during the period for income taxes   $   306,000         32,000
                                                  ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1995 AND MARCH 31, 1995
                                  (UNAUDITED)



Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

      The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

      Earnings per Common Share
      -------------------------

      Earnings per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents, consisting of convertible preferred stock, options and warrants are included in the computation of earnings per share when their effect is dilutive.

      Primary and fully diluted earnings per common share for the three months ended June 30, 1995 and 1994, were calculated as follows:



                                                                     1995          1994
                                                                 ------------   -----------

            Net income                                           $ 3,359,000     1,107,000
            Dividends on preferred stock                            (179,000)     (179,000)
                                                                 -----------    ----------

            Adjusted net income applicable to
              common shares                                      $ 3,180,000       928,000
                                                                 ===========    ==========

            Weighted average shares outstanding                   19,542,000    14,368,000
            Add:
            Exercise of options and warrants reduced by
              the number of shares purchased with
              proceeds                                               460,000       186,000
                                                                 -----------    ----------

            Adjusted weighted average shares
              outstanding                                         20,002,000    14,554,000
                                                                 ===========    ==========

            Earnings per common share:
            Net income                                           $      0.17          0.08
            Dividends on preferred stock                               (0.01)        (0.02)
                                                                 -----------    ----------

            Adjusted earnings per common share                   $      0.16          0.06
                                                                 ===========    ==========

      Note 2.  Inventories
               -----------

            Inventories at June 30 and March 31, 1995, consist of the following:

                                       June 30, 1995   March 31, 1995
                                       -------------   --------------

                  Raw materials          $15,274,000       14,243,000
                  Work-in-process         11,340,000       10,007,000
                  Finished goods          15,203,000       10,457,000
                                         -----------       ----------

                                         $41,817,000       34,707,000
                                         ===========       ==========

      Note 3.  Acquisitions
               ------------

      On April 3, 1995, the Company acquired all of the outstanding capital stock of The Permutit Company Limited, a U.K. corporation and The Permutit Company Pty Ltd., an Australian corporation (collectively the "Permutit Group"), pursuant to a Share Purchase Agreement between the Company and Thames Water PLC, a U.K. corporation. The all-cash purchase price totaled approximately $10,000,000 and is subject to certain adjustments.

      The Permutit Group provides a range of products, including pre-engineered water treatment systems for the pharmaceutical, laboratory and chemical markets and other commercial customers. The acquisition of The Permutit Group has been accounted for as a purchase, and, accordingly, the results of operations of The Permutit Group for the three months ended June 30, 1995 are included in the Company's consolidated statements of operations. The excess of cost over fair value of net assets acquired was approximately $9,400,000 and is being amortized on a straight-line basis over 40 years.

      On May 4, 1995, the Company completed the acquisition of all of the outstanding capital stock of Arrowhead Industrial Water, Inc. ("AIW") from B.F. Goodrich Company pursuant to a stock purchase agreement dated as of February 27, 1995, as amended. The acquisition was effective as of April 30, 1995. The all-cash purchase price was $80,000,000 and is subject to adjustment based upon the net asset value of AIW, as determined as of April 30, 1995 by comparing AIW's audited net asset value as of April 30, 1995 with the audited net asset value as of December 31, 1994.

      AIW, headquartered in Lincolnshire, Illinois, is a supplier of owned and operated on-site industrial water treatment systems in the United States and provides emergency and temporary mobile water treatment systems.

      The acquisition of AIW has been accounted for as a purchase and, accordingly, the results of operations of AIW for the two-month period ended June 30, 1995 are included in the Company's consolidated statements of operations. The excess of fair value of net assets acquired was approximately $25,159,000 and is being amortized on a straight-line basis over 40 years.

      Summarized below are the unaudited pro forma results of operations of the Company as though The Permutit Group and AIW had been acquired at the beginning of the three-month periods ended June 30, 1995 and 1994:


                                          Three Months Ended
                                              June 30,
                                       -----------------------
                                          1995         1994
                                       ----------   ----------
            Revenues                   $95,140,000   70,548,000
                                       ===========   ==========

            Net income                 $ 3,419,000    1,108,000
                                       ===========   ==========

            Net income per common
               share                         0.16          0.06
                                       ==========    ==========




      Note 4.  Common Stock
               ------------

      On May 3, 1995, the Company completed an underwritten public offering of 6,900,000 shares of its common stock at a price of $15.00 per share. The net proceeds to the Company, after underwriting discounts and commissions and before other related expenses, were $98,118,000.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


               Results of Operations
               ---------------------

               Revenues.     Revenues for the three months ended June 30, 1995
               were $91,539,000 an increase of $36,476,000 from $55,063,000 for the comparable period of the prior fiscal year. This increase was due primarily to acquisitions completed by the Company after the first quarter ended June 30, 1994. Excluding the effect of these acquisitions, Company revenues increased approximately $8,900,000 or 16% from the corresponding period in the prior year. Revenues from capital equipment sales for the three months ended June 30, 1995 represented 48% of total revenues, while revenues from services and operations represented 27%, and revenues from replacement parts and consumables represented 25%.

               Gross Profit.     Gross profit increased 83.1% to $27,874,000 for
               the three months ended June 30, 1995 from $15,221,000 for the comparable period of the prior fiscal year. Total gross profit as a percentage of revenue ("gross margin") increased to 30.5% for the three months ended June 30, 1995, compared to 27.6% for the comparable period of the prior fiscal year. The increase in gross margin through June 30, 1995 was due primarily to the shift in revenue mix to recurring and higher margin service-based revenues and, to a lesser extent, to increased economies of scale in manufacturing operations.

               Selling, General and Administrative Expenses.     Selling,
               general and administrative expenses increased to $21,626,000 for the three months ended June 30, 1995 from $13,243,000 for the comparable period of the prior fiscal year. This increase was primarily due to the addition of sales and administrative personnel accompanying the Company's recent acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased to 23.6% during the three months ended June 30, 1995, as compared to 24.1% for the comparable period of the prior fiscal year. The decrease in the percentage of selling, general and administrative expenses to revenues for the three months ended June 30, 1995 was due primarily to the benefits derived from economies of scale resulting from growth in revenues, the continued implementation of cost controls and elimination of certain redundancies.

               Interest Expense.     Interest expense increased to $2,435,000
               for the three months ended June 30, 1995 from $900,000 for the comparable period of the prior fiscal year. Interest expense for the three months ended June 30, 1995 consists primarily of interest on the Company's 5.0% and 4.5% (6.5% through September 30, 1995) Convertible Subordinated Debentures issued October 20, 1993 and August 31, 1994, respectively, and increased borrowings under the Company's bank line of credit to finance its revenue expansion and recent acquisitions. At June 30, 1995, the Company had cash and short-term investments of $11,009,000.

               Income Taxes.     Income tax expense increased to $1,180,000 for
               the three months ended June 30, 1995 from $497,000 for the comparable period of the prior fiscal year. This increase was attributable to increased net income. The Company's effective tax rate for the three months ended June 30, 1995 was 26%. As of March 31, 1995, the Company had net operating loss carryforwards in France of approximately $20,351,000 and other European countries of approximately $6,400,000 for which no financial statement benefit has been recognized. In addition, the Company had net operating loss carryforwards generated from Liquipure of approximately $13,500,000 for which no financial statement benefit has been recognized. Future recognition of these carryforwards will be reflected if the above operations generate sufficient earnings before the expiration periods of the loss carryforwards. In addition, the benefit of the French loss carryforwards must be shared equally between the Company and Alcoa until March 31, 1997, pursuant to an agreement between the Company and Alcoa related to the Company's acquisition of SCT in 1992.

               Net Income.     Net income increased to $3,359,000 for the three
               months ended June 30, 1995 from $1,107,000 for the comparable period of the prior fiscal year. Net income per common share increased to $0.16 per share (based upon 20,002,000 weighted average common shares outstanding) for the three months ended June 30, 1995 from $0.06 per common share (based upon 14,554,000 weighted average common shares outstanding) for the comparable period of the prior fiscal year, after deducting $179,000 for dividends on the Company's preferred shares for each of the three-month periods ended June 30, 1995 and 1994, respectively.

               LIQUIDITY AND CAPITAL RESOURCES

                  The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. In addition, on May 3, 1995, the Company realized net proceeds before offering expenses of $98,118,000 from the sale of 6,900,000 common shares. At June 30, 1995 the Company had working capital of $70,530,000, including cash and short-term investments of $11,009,000. The Company's long-term debt at June 30, 1995 included $60,000,000 of convertible subordinated debentures bearing interest at 5.0% per annum due in year 2000, $45,000,000 of subordinated debt due in year 2001 and bearing interest at 6.5% per annum through September 30, 1995 and 4.5% thereafter, and notes payable totaling $11,115,000 and bearing interest at rates ranging from 2.0% to 9.21%. As of June 30, 1995, the Company had an available bank line of credit of $45,000,000, of which there were outstanding borrowings of $30,114,000 and outstanding letters of credit of $8,676,000.

                  Net cash used in operating activities totaled $17,052,000 for the three months ended June 30, 1995, which resulted primarily from an increase in accounts receivable of $7,744,000, an increase in inventory of $4,286,000 and an increase in costs and estimated earnings on uncompleted contracts of $10,968,000 during the period. Additionally, the Company reduced its accounts payable and accrued liabilities by $3,930,000 during this same period.

                  As of March 31, 1995, the Company had net operating loss
               carryforwards generated from SCT of approximately $20,351,000, for which no financial statement benefit has been recognized. Approximately $4,044,000 of the net operating loss carryforwards will expire in the fiscal years 1995 to 2000, while the remainder have an indefinite carryforward period. The Company also has net operating loss carryforwards in other European countries of approximately $6,400,000 for which no financial statement benefit has been recognized. No benefit has been given to these net operating loss carryforwards because of the limited carryforward periods or the uncertain business conditions relating to the operations giving rise to such carryforwards. Additionally, as of March 31, 1995, the Company had net operating loss carryforwards generated from Liquipure of approximately $13,500,000 for which no financial statement benefit had been recognized. These net operating carryforwards will expire in the years 2004 to 2008. These net operating loss carryforwards can be used only against future taxable income of Liquipure and, accordingly, no benefit has been given to these net operating loss carryforwards due to the uncertain business conditions relating to the operations of Liquipure. Future recognition of these net operating loss carryforwards will occur if the operations of SCT and Liquipure generate sufficient earnings before the expiration of the respective net operating loss carryforwards. In addition, in the case of SCT, until March 31, 1997, the benefit, if any, of such carryforwards is to be shared equally between the Company and Alcoa.

                  The Company also has available at March 31, 1995, other net operating loss carryforwards for Federal income tax purposes of approximately $16,062,000 which expire in 2002 and 2010.

                  The Company believes its current cash position, cash flow from operations, and available borrowings under the Company's line of credit will be adequate to meet its anticipated cash needs for working capital, revenue growth, scheduled debt repayment and capital investment objectives for the next twelve months.

      PART II    OTHER INFORMATION


      Item 1.    LEGAL PROCEEDINGS

               None

      Item 2.    CHANGES IN SECURITIES

               N/A

      Item 3.    DEFAULTS UPON SENIOR SECURITIES

               N/A

      Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               N/A

      Item 5.    OTHER INFORMATION

               N/A

      Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

               2.0 Share Purchase Agreement dated April 3, 1995 among Thames Water Products & Services Limited, PWT Overseas Limited, Ionpure Technologies Limited, Thames Water PLC and United States Filter Corporation, including only Schedules 1, 2 and 3./(1)/

              27.0  Financial Data Schedule

           b)  Reports on Form 8-K

               The Company filed six Current Reports on Form 8-K during the quarter ended June 30, 1995, two dated April 3, 1995, one under
               Item 2 and the other under Item 5 of that Form, one dated May 3, 1995 under Item 5 of that Form, one dated May 4, 1995 under Item 5 of that Form, one dated June 12, 1995 under Item 5 of that Form and one dated June 27, 1995 under Item 5 of that Form. Financial statements were included in the Current Report dated April 3, 1995 under Item 5 and in the Current Report dated May 4, 1995.

      __________________

         /(1)/    Previously filed with the Company's 8-K report dated April 3,
         1995 and incorporated herein by reference.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNITED STATES FILTER CORPORATION



                                        By:  /s/ Kevin L. Spence
                                             -------------------
      Dated:  August 14, 1995              Kevin L. Spence
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)