Form 10-K/A
period 1995-03-31
UNITED STATES FILTER CORP
filed 1995-11-14
CIK 318025

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A


                               (AMENDMENT NO. 4)


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
                                                       REGISTERED

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 22, 1995, was approximately $341,522,000. The number of shares of Common Stock outstanding on June 22, 1995 was 22,206,066 shares.

  Documents incorporated by reference:

  1. Notice of 1995 Annual Meeting and Proxy Statement (Part III of Form 10-K).


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Amendment No. 4 to the Annual Report on Form 10-K of United States Filter Corporation for the fiscal year ended March 31, 1995 amends and restates
Item 14.


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

    3.1 Certificate of Incorporation, as amended and restated.(4)

    3.2 Certificate of Amendment of the Restated Certificate of Incorporation dated September 29, 1992.(5)

    3.3 Certificates of Amendment of the Restated Certificate of Incorporation dated October 28, November 30 and December 1, 1993.(6)


    3.4 Certificate of Amendment of the Restated Certificate of Incorporation dated March 14, 1994.(14)


    3.5 Certificate of Designation, Preferences, Rights and Limitations of Preferred Stock.(7)

    3.6 Certificate of Designations, Preferences, Rights and Limitations of Series A Voting Cumulative Convertible Preferred Stock.(8)

    3.7 Certificate of Correction to the Certificate for the Series A Voting Cumulative Preferred Stock.(9)

    3.8 Certificate of Designation Preferences, Rights and Limitations of Series B Voting Convertible Preferred Stock.(2)

    3.9 Bylaws of the Company, as amended and restated.(4)


    4.1 5% Convertible Subordinated Debenture Indenture dated as of October 20, 1993 between United States Filter Corporation and The First National Bank of Boston, as Trustee.(10)

    4.2 Transfer Registration and Other Rights Agreement between United States Filter Corporation and Eastern Associated Securities Corporation dated December 1, 1993.(15)

    4.3 Multicurrency Revolving Credit Agreement dated as of March 31, 1995 among United States Filter Corporation, certain of its subsidiaries, The First National Bank of Boston and First Interstate Bank of California (exhibits and schedules omitted).

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

   10.4 United States Filter Corporation 1991 Directors Stock Option Plan, as amended through September 14, 1994.(13)

   10.5 Employment Agreement dated July 8, 1994 between John S. Swartley and United States Filter Corporation.(13)

   10.6 Form of Executive Retention Agreement.(14)

   10.7 Form of Executive Retirement Plan.(14)


   10.8 Employment Agreement dated July 2, 1992 between Thierry Reyners and United States Filter Corporation, as amended on December 30, 1992.


   21   Schedule of Subsidiaries.(14)

   23   Consent of Accountants.(14)

   24   Powers of Attorney.


   27   Financial Data Schedule.(14)

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


(14) Previously filed with the Company's report on Form 10-K dated June 28, 1995, as amended. Exhibit 23-Consent of Accountants is included on page F-16 of the Form 10-K.

(15) Previously filed with the Company's report on Form 8-K dated December 1, 1993.


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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED STATES FILTER CORPORATION



                                       By:  /s/ Kevin L. Spence
                                          --------------------------------------
                                            Kevin L. Spence
                                            Vice President and
                                            Chief Financial Officer



Date: November 14, 1995


Exhibit                                                           Sequential
Number        Description                                         Page Number
-------       -----------                                         -----------

  4.3 Multicurrency Revolving Credit Agreement dated as of March 31, 1995 among United States
              Filter Corporation, certain of its subsidiaries, The First National Bank of Boston and First
              Interstate Bank of California (exhibits and schedules omitted).

 10.8         Employment Agreement dated July 2, 1992 between
              Thierry Reyners and United States Filter Corporation, as amended on December 30, 1992.

 24           Powers of Attorney.