Form 10-Q
period 1995-09-30
UNITED STATES FILTER CORP
filed 1995-11-14
CIK 318025

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 1995
                               -------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from ------------ to ------------

Commission file number 1-10728
                       -------

                       UNITED STATES FILTER CORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)


                      Delaware                          33-0266015
           ------------------------------          ------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          identification No.)

               73-710 Fred Waring Drive, Palm Desert, CA  92260
               ------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

    Registrant's telephone number, including area code (619) 340-0098
                                                        -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X         No
                          ---           ---

The number of shares of common stock, $.01 par value, outstanding as of November 10, 1995, is 25,515,533 shares.

                     Total number of pages  16
                                           ----


There are two exhibits filed with this report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1995 AND MARCH 31, 1995
                                  (Unaudited)

                                                        September 30, 1995     March 31, 1995
                                                        ------------------     --------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                  $ 86,259,000         16,159,000
 Short-term investments                                        2,535,000          2,418,000
 Accounts receivable, net                                    115,256,000         89,352,000
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                        32,471,000         20,016,000
 Inventories                                                  49,169,000         34,707,000
 Prepaid expenses                                             10,357,000          2,858,000
 Deferred taxes                                                3,482,000          3,482,000
 Other current assets                                          5,226,000          6,495,000
                                                            ------------        -----------
    Total current assets                                     304,755,000        175,487,000
                                                            ------------        -----------

Property, plant and equipment, net                           133,721,000         68,395,000
Investment in leasehold interest, net                         20,822,000         20,390,000
Cost in excess of net assets of businesses acquired, net     149,955,000         99,162,000
Other assets                                                  23,105,000         15,294,000
                                                            ------------        -----------
                                                            $632,358,000        378,728,000
                                                            ============        ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                           $ 48,666,000        35,846,000
 Accrued liabilities                                          47,320,000        33,727,000
 Current portion of long-term debt                             1,814,000         2,033,000
 Notes payable                                                 3,384,000        24,538,000
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                           13,698,000        15,940,000
 Other current liabilities                                     2,372,000         5,733,000
                                                            ------------       -----------

    Total current liabilities                                117,254,000       117,817,000
                                                            ------------       -----------

Long-term debt, excluding current portion                      9,375,000         8,792,000
Convertible subordinated debentures                          200,000,000       105,000,000
Deferred taxes                                                 8,028,000         8,028,000
Other liabilities                                              3,966,000         1,947,000
                                                            ------------       -----------
    Total liabilities                                        338,623,000       241,584,000
                                                            ------------       -----------

                                                                   (Continued)
See accompanying notes to consolidated financial statements

ITEM 1. FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


                                                              September 30, 1995   March 31, 1995
                                                              ------------------   --------------

Shareholders' equity:
 Series A voting cumulative convertible preferred
  stock, $.10 par value, $25 liquidation preference,
  880,000 shares authorized, issued and outstanding                22,071,000       22,071,000
 Series B voting convertible preferred stock,
  $.10 par value, $27 liquidation preference,
  250,000 shares authorized, 185,185 shares
  outstanding at March 31, 1995                                        -             3,506,000
 Common stock, par value $.01; authorized, 75,000,000
  shares; 25,113,155 and 15,220,003 shares issued and
  outstanding at September 30, 1995 and March 31, 1995,
  respectively                                                        251,000          152,000
 Additional paid-in capital                                       280,886,000      131,654,000
 Currency translation adjustment                                    1,228,000       (2,026,000)
 Accumulated deficit                                              (10,701,000)     (18,213,000)
                                                                 ------------      -----------

    Total shareholders' equity                                    293,735,000      137,144,000
                                                                 ------------      -----------

                                                                 $632,358,000      378,728,000
                                                                 ============      ===========

See accompanying notes to consolidated financial statements

                        UNITED STATES FILTER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                        Three Months                       Six Months
                                            Ended                            Ended
                                        September 30,                     September 30,
                                  -------------------------       --------------------------
                                      1995         1994              1995           1994
                                  ------------   ----------       ----------     -----------

Revenues                          $108,308,000   67,201,000       199,847,000    122,264,000

Costs of sales                      74,802,000   47,916,000       138,467,000     87,758,000
                                  ------------   ----------       -----------    -----------

   Gross profit                     33,506,000   19,285,000        61,380,000     34,506,000

Selling, general and
  administrative expenses           24,994,000   15,986,000        46,620,000     29,229,000
                                  ------------   ----------       -----------    -----------

   Operating income                  8,512,000    3,299,000        14,760,000      5,277,000

 Other income (expense):
   Interest expense                 (3,034,000)  (1,216,000)       (5,469,000)    (2,116,000)
   Other                               616,000      586,000         1,342,000      1,112,000
                                  ------------   ----------       -----------    -----------
                                    (2,418,000)    (630,000)       (4,127,000)    (1,004,000)
                                  ------------   ----------       -----------    -----------

   Income before income taxes        6,094,000    2,669,000        10,633,000      4,273,000

Income taxes                         1,585,000      761,000         2,765,000      1,258,000
                                  ------------   ----------       -----------    -----------

   Net income                     $  4,509,000    1,908,000         7,868,000      3,015,000
                                  ============   ==========       ===========    ===========

   Net income per common share    $       0.19         0.12              0.35           0.18
                                  ============   ==========       ===========    ===========

Weighted average number of shares
 outstanding                        22,952,000   14,818,000        21,477,000     14,721,000


See accompanying notes to consolidated financial statements

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                                                      1995          1994
                                                                 --------------  -----------

Cash flows from operating activities:
Net income                                                       $   7,868,000    3,015,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Provision for bad debts                                               977,000      208,000
 Depreciation and amortization                                      10,078,000    5,091,000
 Deferred income taxes                                                   -           24,000
 Stock option compensation                                              56,000       48,000
 (Gain) loss on sale of assets                                         105,000       (2,000)
 Change in operating assets and liabilities net of
  effects of purchase:
   Increase in accounts receivable                                  (9,596,000)  (6,031,000)
   (Increase) decrease in costs and estimated earnings
    on uncompleted contracts                                       (12,455,000)   5,258,000
   Increase in inventories                                          (9,869,000)  (6,300,000)
   Increase in other assets                                           (690,000)  (1,613,000)
   Increase (decrease) in accounts payable and
    accrued expenses                                                   459,000   (4,573,000)
   Increase (decrease) in billings in excess of costs and
    estimated earnings or uncompleted contracts                     (1,937,000)     689,000
   Increase (decrease) in other liabilities                         (1,139,000)   1,144,000
                                                                 -------------   ----------

Net cash used in operating activities                              (16,143,000)  (3,042,000)
                                                                 -------------   ----------

Cash flows from investing activities:
   Payment for purchase of property, plant & equipment             (12,609,000)  (5,205,000)
   Payment for purchase of acquisitions, net of cash acquired     (111,042,000)   1,665,000
   Investment in leasehold interest                                     -        (5,772,000)
   Proceeds from disposal of equipment                               1,282,000        4,000
   Sale (purchase) of short-term investments                          (117,000)   8,043,000
                                                                 -------------   ----------

Net cash used in investing activities                             (122,486,000)  (1,265,000)
                                                                 -------------   ----------

                                                                     (Continued)
See accompanying notes to consolidated financial statements

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (Continued)
                                  (Unaudited)

                                                                      1995          1994
                                                                  -------------  -----------

Cash flows from financing activities:
 Net proceeds from sale of common stock                             97,735,000        -
 Net proceeds from sale of convertible subordinated debentures     136,249,000        -
 Repurchase of preferred stock                                      (4,709,000)       -
 Principal payments on notes payable and debt                      (21,751,000)  (5,349,000)
 Proceeds from borrowings on debt                                      763,000    5,035,000
 Proceeds from exercise of common stock options                        799,000      390,000
 Dividends on preferred stock                                         (357,000)    (357,000)
                                                                  ------------   ----------
   Net cash provided (used) by financing
    activities                                                     208,729,000     (281,000)
                                                                  ------------   ----------

Net increase (decrease) in cash                                     70,100,000   (4,588,000)

Cash balance at March 31, 1995 and 1994                             16,159,000   17,914,000
                                                                  ------------   ----------

Cash balance at September 30, 1995 and 1994                       $ 86,259,000   13,326,000
                                                                  ============   ==========

Supplemental disclosures of cash flow information:

  Cash paid during the period for interest                        $  4,008,000    1,793,000
                                                                  ============   ==========

  Cash paid during the period for income taxes                    $    506,000       25,000
                                                                  ============   ==========


Noncash investing and financing activities consisted of the following:

  Common stock issued:

    Conversion of debentures                                      $ 45,000,000         -

    Conversion of preferred stock                                      865,000         -
                                                                  ------------   ----------

                                                                  $ 45,865,000         -
                                                                  ============   ==========

See accompanying notes to consolidated financial statements

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1. Operations and Significant Accounting Policies
        ----------------------------------------------

        The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the information contained therein. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

        Income per Common Share
        -------------------------

        Income per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents, consisting of convertible preferred stock, options and warrants are included in the computation of income per share when their effect is dilutive. All income per share data in the accompanying consolidated financial statements have been restated to reflect a three for two common stock split effective December 1994.

        Primary and fully diluted income per common share for the three and six month periods ended September 30, 1995 and 1994, were calculated as follows:

                                                                Three Months Ended              Six Months Ended
                                                                   September 30,                  September 30,
                                                                1995            1994           1995          1994
                                                               -----------------------       -----------------------

      Net income                                               $ 4,509,000    1,908,000       7,868,000    3,015,000
      Dividends on preferred stock                                (179,000)    (179,000)       (358,000)    (358,000)
                                                               -----------   ----------      ----------   ----------

      Adjusted net income applicable to
        common shares                                          $ 4,330,000    1,729,000       7,510,000    2,657,000
                                                               ===========   ==========      ==========   ==========

      Weighted average shares outstanding                       22,222,000   14,628,000      20,882,000   14,497,000
      Add:
      Exercise of options and warrants reduced by
        the number of shares purchased with
        proceeds                                                   730,000      190,000         595,000      224,000
                                                               -----------   ----------      ----------   ----------

      Adjusted weighted average shares
        outstanding                                             22,952,000   14,818,000      21,477,000   14,721,000
                                                               ===========   ==========      ==========   ==========

      Income per common share:
      Net income                                               $      0.20         0.13            0.37         0.20
      Dividends on preferred stock                                   (0.01)       (0.01)          (0.02)       (0.02)
                                                               -----------   ----------      ----------   ----------

      Adjusted income per common share                         $      0.19         0.12            0.35         0.18
                                                               ===========   ==========      ==========   ==========

      Note 2.  Inventories
               -----------

               Inventories at September 30, 1995 and March 31, 1995 consist of the following:


                                  September 30, 1995  March 31, 1995
                                  ------------------  --------------

               Raw Materials             $16,898,000      14,243,000
               Work-in-Process            15,528,000      10,007,000
               Finished Goods             16,743,000      10,457,000
                                         -----------      ----------

                                         $49,169,000      34,707,000
                                         ===========      ==========


      Note 3.  Acquisitions
               ------------

      On August 11, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Continental H2O Services, Inc., an Illinois corporation d/b/a Interlake Water Systems ("Interlake"), pursuant to an Asset Purchase Agreement among the Company, Interlake and the Stockholders of Interlake. The acquisition was effective as of August 1, 1995. The purchase price for the acquisition of Interlake was approximately $27,000,000 consisting of $20,000,000 in cash and the delivery of 334,628 shares of common stock.

      Interlake provides water treatment services, including service deionization ("SDI"), in Illinois and Michigan. In addition, Interlake sells and services a broad range of complex water treatment systems and is the largest distributor of the Company's Continental product line in the United States. The acquisition of Interlake has been accounted for as a purchase, and, accordingly, the results of operations of Interlake for the three months ended September 30, 1995 are included from the date of acquisition. The excess of fair value of net assets acquired was approximately $19,000,000, and is being amortized on a straight-line basis over 40 years.

      On April 3, 1995, the Company acquired all of the outstanding capital stock of The Permutit Company Limited, a U.K. corporation and The Permutit Company Pty Ltd., an Australian corporation (collectively the "Permutit Group"), pursuant to a Share Purchase Agreement between the Company and Thames Water PLC, a U.K. corporation. The aggregate purchase price was approximately $9,000,000, and was paid entirely in cash.

      The Permutit Group provides a range of products, including pre-engineered water treatment systems for the pharmaceutical, laboratory and chemical markets and other commercial customers. The acquisition of The Permutit Group has been accounted for as a purchase and, accordingly, the results of operations of The Permutit Group for the six months ended September 30, 1995 are included in the Company's consolidated statements of income.
      The excess of cost over fair value of net assets acquired was approximately $7,200,000 and is being amortized on a straight-line basis over 40 years.

      On May 4, 1995, the Company completed the acquisition of all of the outstanding capital stock of Arrowhead Industrial Water, Inc. ("AIW") from B.F. Goodrich Company ("Goodrich") pursuant to a Stock Purchase Agreement dated as of February 27, 1995, as amended. The acquisition was effective as of April 30, 1995. The all-cash purchase price was $80,000,000 and is subject to adjustment based upon the net asset value of AIW, as determined as of April 30, 1995 by comparing AIW's audited net asset value as of April 30, 1995 with the audited net asset value as of December 31, 1994. The Company and Goodrich disagree as to the amount of such adjustment, and are currently engaged in discussions to resolve this issue pursuant to the terms of the Stock Purchase Agreement.

   AIW, headquartered in Lincolnshire, Illinois, is a supplier of owned and operated on-site industrial water treatment systems in the United States and provides emergency and temporary mobile water treatment systems.

   The acquisition of AIW has been accounted for as a purchase and, accordingly, the results of operations of AIW for the five-month period ended September 30, 1995 are included in the Company's consolidated statements of income. The excess of fair value of net assets acquired was approximately $25,159,000 and is being amortized on a straight-line basis over 40 years.

   Summarized below are the unaudited pro forma results of operations of the Company as though AIW and Interlake had been acquired at the beginning of the six month periods ended September 30, 1995 and 1994:



                                          Six Months Ended
                                            September 30,
                                      ------------------------
                                          1995         1994
                                      ------------  ----------

         Revenues                     $208,815,000  153,267,000
                                      ============  ===========

         Net income                   $  8,374,000    3,794,000
                                      ============   ==========

         Net income per common
          share                       $       0.37        0.23
                                      ============  ==========


   Note 4.  Convertible Subordinated Notes
            ------------------------------

            On September 18, 1995 the Company sold $140,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due September 15, 2005. The notes are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $27.50 per share, subject to adjustment in certain circumstances. The notes are not redeemable prior to September 23, 1998 at which time the notes are redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest to the date of redemption. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 1996.

            Additionally, on September 18, 1995, certain warrants to purchase 2,500,000 shares of Company common stock were exercised by affiliates of Laidlaw Inc. in exchange for the delivery of $45,000,000 principal amount of Subordinated Notes due 2001.

      Note 5.  Shareholders' Equity
               --------------------
               On May 3, 1995, the Company completed an underwritten public offering of 6,900,000 shares of its common stock at a price equal to $15.00 per share. The net proceeds to the Company, after underwriting discounts and commissions and before other related expenses, were $98,118,000.

               On September 18, 1995, the Company repurchased and cancelled 185,185 shares of Series B Preferred Stock for $4,709,000 from affiliates of Laidlaw Inc.


      Note 6.  Subsequent Event
               ----------------

               On October 2, 1995, the Company acquired all of the outstanding capital stock of Polymetrics, Inc. ("Polymetrics"), a California corporation, pursuant to a Stock Purchase Agreement dated as of August 29, 1995, as amended, between the Company and Anjou International Company, a U.S. subsidiary of Compagnie Generale des Eaux of France. The total purchase price for the acquisition of Polymetrics was approximately $58,000,000, consisting of $50,000,000 in cash and delivery by the Company of 371,229 shares of common stock. Polymetrics designs, manufactures, installs and services water treatment systems for the electronics, pharmaceutical, laboratory, power generation and cogeneration industries.

               Polymetrics had revenues of $40,734,000 for the year ended December 31, 1994. The acquisition will be accounted for by the Company as a purchase.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            Results of Operations
            ---------------------

            Revenues for the three months ended September 30, 1995 were $108,308,000, an increase of $41,107,000 from the $67,201,000 for the quarter ended September 30, 1994. For the six months ended September 30, 1995, revenues increased $77,583,000 compared to the corresponding period in the prior year. Revenues increased 61.2% and 63.5% for the three month and six month periods ended September 30, 1995, respectively. These increases were due primarily to acquisitions completed by the Company subsequent to September 30, 1994. Excluding the effect of these acquisitions, Company revenues increased approximately $10,138,000 or 15.1% from the corresponding three-month period of the prior fiscal year, and $19,038,000 or 15.6% from the corresponding six-month period of the prior fiscal year. Revenues from capital equipment sales for the three months ended September 30, 1995 represented 48.3% of total revenues, while revenues from services and operations represented 31.7%, and revenues from replacement parts and consumables represented 20.0%.

            Gross profit as a percentage of revenue ("gross margin") was 30.9% for the quarter ended September 30, 1995 compared to 28.7% in the corresponding quarter in the prior year. For the six months ended September 30, 1995, the Company's gross margin was 30.7% as compared to 28.2% for the corresponding period in the prior year. This increase in gross margin was due primarily to the shift in revenue mix to recurring and higher margin service-based revenues.

            Selling, general and administrative expenses increased $9,008,000 to $24,994,000 as compared to the $15,986,000 in the comparable quarter in the prior year. Selling, general and administrative expenses were 23.1% of revenues compared to 23.8% for the comparable quarter in the prior year. For the six month period ended September 30, 1995, selling, general and administrative expenses were 23.3% compared to 23.9% for the corresponding period in the prior year. These decreases in the percentage of selling, general and administrative expenses to revenues were due primarily to the benefits derived from economies of scale resulting from growth in revenues, and the continued implementation of cost controls and elimination of certain redundancies.

            Interest expense increased to $3,034,000 for the quarter ended September 30, 1995 from $1,216,000 for the corresponding period in the prior year. Interest expense for the three and six month periods ended September 30, 1995 consists primarily of interest on the Company's 5% Convertible Subordinated Debentures due 2000, Subordinated Notes which were delivered in connection with the exercise of warrants to acquire common stock on September 18, 1995, 6% Convertible Subordinated Notes issued on September 18, 1995 due 2005, and borrowings under the Company's bank line of credit. At September 30, 1995, the Company had cash and short-term investments of $88,794,000.

            Income tax expense increased to $1,585,000 for the three months ended September 30, 1995, from $761,000 in the corresponding period in the prior year. Income tax expense increased to $2,765,000 in the six month period ended September 30, 1995, from $1,258,000 in the corresponding period in the prior year. These increases are attributable to increased net income. The Company's effective tax rate for the three and six month periods ended September 30, 1995 was 26%.

            Net income for the three months ended September 30, 1995 was $4,509,000, an increase of $2,601,000 from the $1,908,000 for the quarter ended September 30, 1994. For the six months ended September 30, 1995, net income increased $4,853,000 compared to the corresponding period in the prior year. Net income increased 136.3% and 161.0% for the three month and six month periods ended September 30, 1995, respectively. Net income per common share increased to $0.35 per share (based upon 21,477,000 weighted average common shares outstanding) for the six months ended September 30, 1995 from $0.18 per common share (based upon 14,721,000 weighted average common shares outstanding) for the comparable period of the prior fiscal year.


            Liquidity and Capital Resources
            -------------------------------

            The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. In addition, on May 3, 1995, the Company realized net proceeds of $98,118,000 before offering expenses from the sale of 6,900,000 shares of common stock and on September 18, 1995, the Company realized net proceeds of $136,325,000 before offering expenses from the issuance of 6% Convertible Subordinated Notes due 2005. At September 30, 1995 the Company had working capital of $187,501,000, including cash and short-term investments of $88,794,000. The Company's long-term debt at September 30, 1995 included $60,000,000 of 5% Convertible Subordinated Debentures due 2000, $140,000,000 of 6% Convertible Subordinated Notes due 2005, and notes payable totaling $11,189,000 and bearing interest at rates ranging from 2.0% to 9.21%. As of September 30, 1995, there were borrowings of $3,384,000 and $9,558,000 of letters of credit outstanding under the Company's $50,000,000 bank line of credit, with respect to which the Company has pledged the stock of substantially all of its United States subsidiaries.

            On October 2, 1995, the Company acquired all of the outstanding capital stock of Polymetrics for a total purchase price of approximately $58,000,000, of which $50,000,000 was paid in cash.

            The Company believes its current cash position and available borrowings under the Company's line of credit will be adequate to meet its anticipated cash needs for working capital, revenue growth, scheduled debt repayment and capital investment objectives for the next twelve months.

      PART II    OTHER INFORMATION

      Item 1.    LEGAL PROCEEDINGS

                 NONE

      Item 2.    CHANGES IN SECURITIES

                 N/A

      Item 3.    DEFAULTS UPON SENIOR SECURITIES

                 N/A

      Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                                                       For        Withheld
                                                                       ---        --------

           (i)  The following Directors were reelected to terms expiring in 1998:

                James R. Bullock          -  Class II Director      15,831,371      93,041

                Arthur B. Laffer          -  Class II Director      15,832,917      91,501

                Alfred E. Osborne, Jr.    -  Class II Director      15,832,784      91,634

                Michael J. Reardon        -  Class II Director      15,832,558      91,860

          (ii)  An amendment to the Company's 1991 Employee Stock Option Plan to increase the number of authorized shares thereunder by 750,000 shares:

                              For              Against             Withheld
                              ---              -------             --------
                           13,892,863         1,641,521             128,386


         (iii)  Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company:

                              For              Against             Withheld
                              ---              -------             --------

                           12,282,058            4,446               68,818


      Item 5.    OTHER INFORMATION

                 N/A

      Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

             a)  Exhibits

                 Exhibit 4 - 6% Convertible Subordinated Notes Indenture dated as of September 18, 1995 between the Company and The First National Bank of Boston, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (No. 33-63281)).

                 Exhibit 27 - Financial Data Schedule

             b)  Reports on Form 8-K

                 The Company filed five Current Reports on Form 8-K during the quarter ended September 30, 1995, one dated July 13, 1995 under
                 Item 5 of that Form, one dated August 11, 1995 under Item 2 of that Form, one dated August 30, 1995 under Item 5 of that Form, one dated September 7, 1995 under Item 5 of that Form and one dated September 18, 1995 under Item 5 of that Form.

                 The following financial statements and pro forma financial information were filed with the Current Report on Form 8-K dated August 11, 1995:

                 (a) Financial Statements of Continental H/2/O Services Inc. and Evansville Water Corporation d/b/a Interlake Water Systems ("Interlake"):

                      Independent Auditors' Report;

                      Combined Balance Sheets as of December 31, 1994 and June 30, 1995 (unaudited);

                      Combined Statements of Operations for the year ended December 31, 1994 and six months ended June 30, 1995 (unaudited);

                      Combined Statement of Stockholders' Equity;

                      Combined Statement of Cash Flows;

                      Notes to Combined Financial Statements.

                 (b) Pro Forma combined balance sheet, statement of operations and notes thereto regarding acquisition of Interlake.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             UNITED STATES FILTER CORPORATION



                                        By:  /s/ Kevin L. Spence
                                             -------------------
      Dated:  November 13, 1995              Kevin L. Spence
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)

                                 EXHIBIT INDEX


        Exhibit                                         Sequential
         Number                Description             Page Number
        -------                -----------             -----------

           4 6% Convertible Subordinated Notes Indenture dated as of September 18, 1995 between the Company and The First National Bank of Boston, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (No. 33-63281)).

          27            Financial Data Schedule