Form 10-Q
period 1995-12-31
UNITED STATES FILTER CORP
filed 1996-02-14
CIK 318025

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1995
                               -----------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-10728
                       -------

                       UNITED STATES FILTER CORPORATION
                       --------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          33-0266015
          --------------------------------        ---------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            identification No.)

                73-710 FRED WARING DRIVE, PALM DESERT, CA  92260
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

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

                          Yes     X         No
                                ----            ---

The number of shares of common stock, $.01 par value, outstanding as of February 10, 1996, is 26,585,682 shares.


                              Total number of pages       18
                                                       -------



THERE ARE 3 EXHIBITS FILED WITH THIS REPORT.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1995
                                  (UNAUDITED)

                                                           December 31, 1995     March 31, 1995
                                                           -----------------     --------------

                                     ASSETS
Current assets:
 Cash and cash equivalents                                    $ 26,717,000          16,159,000
 Short-term investments                                          2,357,000           2,418,000
 Accounts receivable, net                                      145,626,000          89,352,000
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                          28,404,000          20,016,000
 Inventories                                                    56,812,000          34,707,000
 Prepaid expenses                                               12,259,000           2,858,000
 Deferred taxes                                                  3,482,000           3,482,000
 Other current assets                                           13,818,000           6,495,000
                                                              ------------         -----------
   Total current assets                                        289,475,000         175,487,000
                                                              ------------         -----------

Property, plant and equipment, net                             159,678,000          68,395,000
Investment in leasehold interests, net                          21,071,000          20,390,000
Cost in excess of net assets of businesses  acquired, net      203,827,000          99,162,000
Other assets                                                    33,422,000          15,294,000
                                                              ------------         -----------
                                                              $707,473,000         378,728,000
                                                              ============         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $ 63,408,000          35,846,000
 Accrued liabilities                                            63,870,000          33,727,000
 Current portion of long-term debt                               1,365,000           2,033,000
 Notes payable                                                  17,513,000          24,538,000
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                             14,937,000          15,940,000
 Other current liabilities                                       9,794,000           5,733,000
                                                              ------------         -----------

   Total current liabilities                                   170,887,000         117,817,000
                                                              ------------         -----------

Long-term debt, excluding current portion                        9,032,000           8,792,000
Convertible subordinated debentures                            200,000,000         105,000,000
Deferred taxes                                                   8,028,000           8,028,000
Other liabilities                                                8,956,000           1,947,000
                                                              ------------         -----------
   Total liabilities                                           396,903,000         241,584,000
                                                              ------------         -----------
                                                                                   (CONTINUED)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)



                                                            December 31, 1995    March 31, 1995
                                                            ------------------   ---------------

Shareholders' equity:
 Series A voting cumulative convertible preferred
  stock, $.10 par value, $25 liquidation preference,
  880,000 shares authorized, issued and outstanding                22,071,000        22,071,000
 Series B voting convertible preferred stock,
  $.10 par value, $27 liquidation preference,
  250,000 shares authorized, 185,185 shares
  outstanding at March 31, 1995                                             -         3,506,000
 Common stock, par value $.01; authorized, 75,000,000
  shares; 25,836,207 and 15,220,003 shares issued and
  outstanding at December 31, 1995 and March 31, 1995,
  respectively                                                        258,000           152,000
 Additional paid-in capital                                       295,853,000       131,654,000
 Currency translation adjustment                                   (2,791,000)       (2,026,000)
 Accumulated deficit                                               (4,821,000)      (18,213,000)
                                                                 ------------       -----------

 Total shareholders' equity                                       310,570,000       137,144,000
                                                                 ------------       -----------

                                                                 $707,473,000       378,728,000
                                                                 ============       ===========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                            Three Months                    Nine Months
                                                Ended                         Ended
                                             December 31,                   December 31,
                                    -----------------------------    --------------------------
                                         1995            1994            1995           1994
                                    --------------   ------------    -----------    -----------

Revenues                             $126,907,000      72,189,000    326,754,000    194,453,000

Costs of sales                         88,708,000      51,406,000    227,175,000    139,164,000
                                     ------------      ----------    -----------    -----------

   Gross profit                        38,199,000      20,783,000     99,579,000     55,289,000

Selling, general and
  administrative expenses              28,919,000      16,590,000     75,539,000     45,819,000
                                     ------------      ----------    -----------    -----------

   Operating income                     9,280,000       4,193,000     24,040,000      9,470,000

 Other income (expense):
   Interest expense                    (3,686,000)     (1,516,000)    (9,155,000)    (3,632,000)
   Other                                2,363,000         529,000      3,705,000      1,641,000
                                     ------------      ----------    -----------    -----------
                                       (1,323,000)       (987,000)    (5,450,000)    (1,991,000)
                                     ------------      ----------    -----------    -----------


   Income before income taxes           7,957,000       3,206,000     18,590,000      7,479,000

Income taxes                            2,077,000         798,000      4,842,000      2,056,000
                                     ------------      ----------    -----------    -----------

   Net income                        $  5,880,000       2,408,000     13,748,000      5,423,000
                                     ============      ==========    ===========    ===========

   Net income per common share       $       0.22            0.15           0.57           0.33
                                     ============      ==========    ===========    ===========

Weighted average number of shares
 outstanding                           26,464,000      15,278,000     23,139,000     14,881,000


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                       1995           1994
                                                                  -------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  13,748,000     5,423,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Provision for bad debts                                                802,000       100,000
 Depreciation and amortization                                       18,159,000     7,604,000
 Deferred income taxes                                                        -       300,000
 Stock option compensation                                               84,000        72,000
 (Gain) loss on sale of assets                                           87,000        (2,000)
 Change in operating assets and liabilities net of
  effects of purchase:
   (Increase) decrease in accounts receivable                       (10,468,000)      245,000
   (Increase) decrease in costs and estimated earnings
    on uncompleted contracts                                         (3,655,000)    1,981,000
   Increase in inventories                                           (8,759,000)   (8,226,000)
   Increase in other assets                                         (15,377,000)   (3,533,000)
   Decrease in accounts payable and
    accrued expenses                                                (14,545,000)   (9,182,000)
   Increase (decrease) in billings in excess of costs and
    estimated earnings or uncompleted contracts                        (698,000)    2,561,000
   Increase (decrease) in other liabilities                           7,255,000    (5,173,000)
                                                                  -------------    ----------

     Net cash used in operating activities                          (13,367,000)   (7,830,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchase of property, plant & equipment              (24,397,000)   (8,658,000)
   Payment for purchase of acquisitions, net of cash acquired      (182,631,000)   (1,755,000)
   Investment in leasehold interest                                           -    (6,358,000)
   Proceeds from disposal of equipment                                1,630,000       238,000
   Sale of short-term investments                                     7,646,000     8,001,000
                                                                  -------------    ----------

     Net cash used in investing activities                         (197,752,000)   (8,532,000)
                                                                  -------------    ----------
                                                                                   (Continued)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (CONTINUED)
                                  (UNAUDITED)

                                                                        1995           1994
                                                                    ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from sale of common stock                               97,728,000             -
 Net proceeds from sale of convertible subordinated debentures       136,249,000             -
 Repurchase of preferred stock                                        (4,709,000)            -
 Principal payments on notes payable and debt                        (22,882,000)   (4,471,000)
 Proceeds from borrowings on notes payable                            13,972,000    14,684,000
 Proceeds from exercise of common stock options                        1,676,000       485,000
 Dividends on preferred stock                                           (357,000)     (357,000)
                                                                    ------------    ----------
   Net cash flow provided by financing
    activities                                                       221,677,000    10,341,000
                                                                    ------------    ----------

Net increase (decrease) in cash                                       10,558,000    (6,021,000)

Cash balance at March 31, 1995 and 1994                               16,159,000    17,914,000
                                                                    ------------    ----------

Cash balance at December 31, 1995 and 1994                          $ 26,717,000    11,893,000
                                                                    ============    ==========

Supplemental disclosures of cash flow information:

  Cash paid during the period for interest                          $  5,659,000     3,972,000
                                                                    ============    ==========

  Cash paid during the period for income taxes                      $  1,182,000       111,000
                                                                    ============    ==========

Noncash investing and financing activities consisted of the following:

 Common stock issued:
  Conversion of debentures                                          $ 45,000,000         -
  Purchase of property                                                 2,976,000         -
  Conversion of preferred stock                                          865,000         -
                                                                    ------------    ----------
                                                                    $ 48,841,000         -
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

Income per Common Share
-----------------------

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

Primary and fully diluted income per common share for the three and nine month periods ended December 31, 1995 and 1994, were calculated as follows:

                                                                Three Months Ended                  Nine Months Ended
                                                                   December 31,                        December 31,
                                                                  1995          1994                 1995          1994
                                                              -------------------------           ------------------------
Net income                                                    $ 5,880,000     2,408,000           13,748,000     5,423,000
Dividends on preferred stock                                     (179,000)     (179,000)            (537,000)     (537,000)
                                                              -----------    ----------           ----------    ----------
Adjusted net income applicable to
  common shares                                               $ 5,701,000     2,229,000           13,211,000     4,886,000
                                                              ===========    ==========           ==========    ==========

Weighted average shares outstanding                            25,563,000    14,975,000           22,442,000    14,654,000
Add:
Exercise of options and warrants reduced by
  the number of shares purchased with
  proceeds                                                        901,000       303,000              697,000       227,000
                                                              -----------    ----------           ----------    ----------
Adjusted weighted average shares
 outstanding                                                   26,464,000    15,278,000           23,139,000    14,881,000
                                                              ===========    ==========           ==========    ==========
Earnings per common share:
Net income                                                    $      0.22          0.16                 0.59          0.36
Dividends on preferred stock                                        (0.00)        (0.01)               (0.02)        (0.03)
                                                              -----------    ----------           ----------    ----------
Adjusted earnings per common share                            $      0.22          0.15                 0.57          0.33
                                                              ===========    ==========           ==========    ==========

Note 2.  Inventories
         -----------
Inventories at December 31, 1995 and March 31, 1995 consist of the following:


                           December 31, 1995   March 31, 1995
                           -----------------   --------------

Raw Materials                  $20,196,000       14,243,000
Work-in-Process                 19,219,000       10,007,000
Finished Goods                  17,397,000       10,457,000
                               -----------       ----------

                               $56,812,000       34,707,000
                               ===========       ==========


Note 3.  Acquisitions
         ------------

On October 2, 1995, the Company completed the acquisition of all of the outstanding capital stock of Polymetrics, Inc. ("Polymetrics"), a California corporation, pursuant to a Stock Purchase Agreement dated as of August 30, 1995, as amended, between the Company and Anjou International Company, a U.S. subsidiary of Compagnie Generale des Eaux of France. The total purchase price for the acquisition of Polymetrics including acquisition costs, was approximately $60,500,000 consisting of $51,200,000 in cash and the delivery of 391,229 shares of Company common stock. The transaction was effective as of October 1, 1995.

Polymetrics designs, manufactures, installs and services water treatment systems for the electronics, pharmaceutical, laboratory, power generation and cogeneration industries.

The acquisition of Polymetrics has been accounted for as a purchase and, accordingly, the results of operations of Polymetrics for the three-month period ended December 31, 1995 are included in the Company's consolidated statement of income. The excess of fair value of net assets acquired was approximately $39,600,000 and is being amortized on a straight-line basis over 40 years.
On August 11, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Continental H2O Services, Inc., an Illinois corporation d/b/a Interlake Water Systems ("Interlake"), pursuant to an Asset Purchase Agreement among the Company, Interlake and the Stockholders of Interlake. The acquisition was effective as of August 1, 1995. The purchase price for the acquisition of Interlake was approximately $27,000,000 consisting of $20,000,000 in cash and the delivery of 334,628 shares of Company common stock.

Interlake provides water treatment services, including service deionization ("SDI"), in Illinois and Michigan. In addition, Interlake sells and services a broad range of complex water treatment systems and is the largest distributor of the Company's Continental product line in the United States. The acquisition of Interlake has been accounted for as a purchase and, accordingly, the results of operations of Interlake are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $19,000,000, and is being amortized on a straight-line basis over 40 years.

On April 3, 1995, the Company acquired all of the outstanding capital stock of The Permutit Company Limited, a U.K. corporation and The Permutit Company Pty Ltd., an Australian corporation (collectively "The Permutit Group"), pursuant to a Share Purchase Agreement between the Company and Thames Water PLC, a U.K. corporation. The aggregate purchase price was approximately $9,000,000 and was paid entirely in cash.

The Permutit Group provides a range of products, including pre-engineered water treatment systems for the pharmaceutical, laboratory and chemical markets and other commercial customers. The acquisition of The Permutit Group has been accounted for as a purchase and, accordingly, the results of operations of The Permutit Group are included in the Company's consolidated statements of income from the date of acquisition. The excess of cost over fair value of net assets acquired was approximately $7,200,000 and is being amortized on a straight-line basis over 40 years.

On May 4, 1995, the Company completed the acquisition of all of the outstanding capital stock of Arrowhead Industrial Water, Inc. ("AIW") from B.F. Goodrich Company ("Goodrich") pursuant to a Stock Purchase Agreement dated as of February 27, 1995, as amended. The acquisition was effective as of April 30, 1995. The purchase price, as adjusted, was $84,300,000 consisting of $82,000,000 in cash and the delivery of 87,744 shares of Company common stock.

AIW, headquartered in Lincolnshire, Illinois, is a supplier of owned and operated on-site industrial water treatment systems in the United States and provides emergency and temporary mobile water treatment systems.

The acquisition of AIW has been accounted for as a purchase and, accordingly, the results of operations of AIW are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $29,500,000 and is being amortized on a straight-line basis over 40 years.

Summarized below are the unaudited pro forma results of operations of the Company as though Polymetrics, AIW and Interlake had been acquired at the beginning of the nine month periods ended December 31, 1995 and 1994:


                                    Nine Months Ended
                                       December 31,
                                --------------------------
                                    1995            1994
                                -----------    -----------

Revenues                        $363,000,000   273,702,000
                                ============   ===========

Net income                      $  8,742,000     5,859,000
                                ============   ===========

Net income per common share     $       0.35          0.34
                                ============   ===========


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

Additionally, on September 18, 1995, certain warrants to purchase 2,500,000 shares of Company common stock were exercised by affiliates of Laidlaw, Inc. in exchange for the delivery of $45,000,000 principal amount of Subordinated Notes due 2001.

Note 5.  Shareholders' Equity
         --------------------

On May 3, 1995, the Company completed an underwritten public offering of 6,900,000 shares of its common stock at a price equal to $15.00 per share. The net proceeds to the Company, after underwriting discounts and commissions and before other related expenses, were $98,118,000.

On September 18, 1995, the Company repurchased and canceled 185,185 shares of Series B Preferred Stock for $4,709,000 from affiliates of Laidlaw, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the three months ended December 31, 1995 were $126,907,000, an increase of $54,718,000 from the $72,189,000 for the quarter ended December 31, 1994. For the nine months ended December 31, 1995, revenues increased $132,301,000 compared to the corresponding period in the prior year. Revenues increased 76% and 68% for the three month and nine month periods ended December 31, 1995, respectively. These increases were due primarily to acquisitions completed by the Company subsequent to December 31, 1994. Excluding the effect of these acquisitions, Company revenues increased approximately $12,000,000 or 16% from the corresponding three-month period of the prior fiscal year, and $33,000,000 or 17% from the corresponding nine-month period of the prior fiscal year. Revenues from capital equipment sales for the three months ended December 31, 1995 represented 49.2% of total revenues, while revenues from services and operations represented 33.4%, and revenues from replacement parts and consumables represented 17.4%.

Gross profit as a percentage of revenue ("gross margin") was 30.1% for the quarter ended December 31, 1995 compared to 28.8% in the corresponding quarter in the prior year. For the nine months ended December 31, 1995, the Company's gross margin was 30.5% as compared to 28.4% for the corresponding period in the prior year. This increase in gross margin was due primarily to the shift in revenue mix to recurring and higher margin service-based revenues.

Selling, general and administrative expenses increased $12,329,000 to $28,919,000 as compared to the $16,590,000 in the comparable quarter in the prior year. Selling, general and administrative expenses were 22.8% of revenues compared to 23.0% for the comparable quarter in the prior year. For the nine month period ended December 31, 1995, selling, general and administrative expenses were 23.1% compared to 23.6% for the corresponding period in the prior year. These decreases in the percentage of selling, general and administrative expenses to revenues were due primarily to the benefits derived from economies of scale resulting from growth in revenues, and the continued implementation of cost controls and elimination of certain redundancies.

Interest expense increased to $3,686,000 for the quarter ended December 31, 1995 from $1,516,000 for the corresponding period in the prior year. Interest expense for the three and nine month periods ended December 31, 1995 consists primarily of interest on the Company's 5% Convertible Subordinated Debentures due 2000, Subordinated Notes which were delivered in connection with the exercise of warrants to acquire common stock on September 18, 1995, 6% Convertible Subordinated Notes issued on September 18, 1995 due 2005, and borrowings under the Company's bank line of credit. At September 30, 1995, the Company had cash and short-term investments of $29,074,000.

Income tax expense increased to $2,077,000 for the three months ended December 31, 1995, from $798,000 in the corresponding period in the prior year. Income tax expense increased to $4,842,000 in the nine month period ended December 31, 1995, from $2,056,000 in the corresponding period in the prior year. These increases are attributable to increased net income. The Company's effective tax rate for the three and nine month periods ended December 31, 1995 was 26%.

Net income for the three months ended December 31, 1995 was $5,880,000, an increase of $3,472,000 from the $2,408,000 for the quarter ended December 31, 1994. For the nine months ended December 31, 1995, net income increased $8,325,000 compared to the corresponding period in the prior year. Net income increased 144.2% and 153.5% for the three month and nine month periods ended December 31, 1995, respectively. Net income per common share increased to $0.57 per share (based upon 23,139,000 weighted average common shares outstanding) for the nine months ended December 31, 1995 from $0.33 per common share (based upon 14,881,000 weighted average common shares outstanding) for the comparable period of the prior fiscal year.


Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. In addition, on May 3, 1995, the Company realized net proceeds of $98,118,000 before offering expenses from the sale of 6,900,000 shares of common stock and on September 18, 1995, the Company realized net proceeds of $136,301,000 before offering expenses from the issuance of 6% Convertible Subordinated Notes due 2005. At December 31, 1995 the Company had working capital of $118,588,000, including cash and short-term investments of $29,074,000. The Company's long-term debt at December 31, 1995 included $60,000,000 of 5% Convertible Subordinated Debentures due 2000, $140,000,000 of 6% Convertible Subordinated Notes due 2005, and notes payable totaling $10,397,000 and bearing interest at rates ranging from 2.0% to 9.21%. As of December 31, 1995, there were borrowings of $17,513,000 and $14,532,000 of letters of credit outstanding under the Company's $125,000,000 bank line of credit, with respect to which the Company has pledged the stock of substantially all of its United States subsidiaries.

The Company believes its current cash position and available borrowings under the Company's line of credit will be adequate to meet its anticipated cash needs for working capital, revenue growth, scheduled debt repayment and capital investment objectives for the next twelve months.

Certain Trends and Uncertainties
--------------------------------

Acquisition Strategy. In pursuit of its strategic objective of becoming the leading global single-source provider of water treatment systems and services, the Company has, since 1991, acquired and successfully integrated more than 20 United States-based and international businesses with strong market positions and substantial water treatment expertise. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company generally has been successful in pursuing these acquisitions, there can be no assurance that the acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

International Transactions. The Company has made and expects it will continue to make acquisitions and to obtain contracts in Europe, Latin America, the Far East and other areas outside the United States. While these activities may provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices and possible social, political and economic instability.

Reliance on Key Personnel. The Company's operations are dependent on the continued efforts of senior management, in particular Richard J. Heckmann, its Chairman, Chief Executive Officer and President. Should any of the senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected.

Profitability of Fixed Price Contracts. A significant portion of the Company's revenues are generated under fixed price contracts. To the extent that original cost estimates are inaccurate, costs to complete increase, delivery schedules are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected. The Company routinely records upward or downward adjustments with respect to fixed price contracts due to changes in estimates of costs to complete such contracts. There can be no assurance that future downward adjustments will not be material.

Cyclicality of Capital Equipment Sales. The sale of capital equipment within the water treatment industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. The Company's revenues from capital equipment sales were approximately 60% of total revenues for the fiscal year ended March 31, 1995, and 48.5% for the nine months ended December 31, 1995. While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions could have an adverse effect on the Company's revenues and profitability.

Potential Environmental Risks. The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company. In that regard, on December 19, 1995 the Regional Administrator of the United States Environmental Protection Agency ("EPA"), Region I, issued an administrative order (the "EPA Order") in connection with wastewater discharges at an ion exchange regeneration facility in South Windsor, Connecticut (the "Facility") owned by U.S. Filter/Polymetrics, Inc., a wholly-owned subsidiary of the Company ("USFP"), requiring USFP to immediately cease all discharges not in compliance with applicable pretreatment standards under the United States Clean Water Act, as amended, and other applicable statutes and regulations. USFP subsequently received a Notice of Violation (the "NOV") from the Connecticut Department of Environmental Protection (the "DEP") alleging multiple violations of the Facility's discharge permit and of the regulations of the Connecticut state agencies regarding wastewater treatment. USFP was required to verify by February 12, 1996 that such violations had been corrected, and it has provided such verification. The DEP reserved in the NOV the right to take further actions with respect to the alleged violations or any other violations. A grand jury investigation is pending which is believed to relate to the same conditions that were the subject of the EPA Order and the NOV. USFP is continuing to investigate the matter and has been cooperating with regulatory authorities.

The Facility was acquired by the Company as part of its acquisition of all of the stock of Polymetrics, Inc. from Anjou International Company ("Anjou") on October 2, 1995. The Company has rights of indemnity from Anjou which could be available with respect to monetary damages and penalties which may be incurred in connection with any such violations.

The Company's activities as owner and operator of a hazardous waste treatment and recovery facility are subject to stringent laws and regulations and compliance reviews. Failure of this facility to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. In addition, to some extent, the liabilities and risks imposed by environmental laws on the Company's customers may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive or financial situation.

Competition. The water purification and wastewater treatment industry is fragmented and highly competitive. The Company competes with many United States-based and international companies in its global markets. The principal methods or competition in the markets in which the Company competes are technology, service, price, product specifications, customized design, product knowledge and reputation, ability to obtain sufficient performance bonds, timely delivery, and relative ease of system operations and maintenance, and the prompt availability of replacement parts. The municipal contract bid process, pricing and ability to meet bid specifications are the primary considerations. While no competitor is considered dominant, there are companies that are divisions or subsidiaries of larger companies which have significantly greater resources that the Company, which, among other things, could be a competitive disadvantage to the Company in securing certain projects.

Technological and Regulatory Change. The water purification and wastewater treatment business is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for the Company's products and services. Changes in regulatory or industrial requirements may render certain of the Company's purification and treatment products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. The Company's ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of its products will not become obsolete. In addition, the Company is subject to the risks generally associated with new product introduction and applications, including lack of market acceptance, delays in development or failure of products to operate properly.

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           NONE

Item 2.    CHANGES IN SECURITIES

           N/A

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           N/A

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           N/A

Item 5.    OTHER INFORMATION

           N/A

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

        Exhibit 2.0 - Stock Purchase Agreement dated August 30, 1995 between Anjou International Company and United States Filter Corporation.(1)

        Exhibit 4 - Amended and Restated Multicurrency Revolving Credit Agreement dated as of November 30, 1995 among the Company, certain of its subsidiaries, and The First National Bank of Boston, as Managing Agent, First Interstate Bank of California and ABN Amro Bank N.V., as Co-Agents, and certain other banks and financial institutions listed and named therein, including Exhibits A and K thereto.

        Exhibit  27  -  Financial Data Schedule

b)  Reports on Form 8-K

        The Company filed two Current Reports on Form 8-K during the quarter ended December 31, 1995, one dated October 2, 1995 under Item 2 of that Form, and one dated November 29, 1995 under Item 6 of that Form.

----------
(1) Previously filed with the Company's Current Report on Form 8-K dated October 2, 1995 and incorporated herein by reference.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNITED STATES FILTER CORPORATION



                                   By:  /s/ Kevin L. Spence
                                       --------------------------------
Dated:  February 13, 1996              Kevin L. Spence
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit                                                         Sequential
Number                        Description                      Page Number
-----------                   -----------                      -----------
Exhibit 2.0    Stock Purchase Agreement dated August 30, 1995
               between Anjou International Company and
               United States Filter Corporation.


Exhibit 4      Amended and Restated Multicurrency Revolving
               Credit Agreement dated as of November 30, 1995 among the Company, certain of its subsidiaries, and The First National Bank of Boston, as
               Managing Agent, First Interstate Bank of
               California and ABN Amro Bank N.V., as
               Co-Agents, and certain other banks and financial institutions listed and named therein, including
               Exhibits A and K thereto.

Exhibit 27     Financial Data Schedule
