Form 10-K
period 1996-03-31
UNITED STATES FILTER CORP
filed 1996-06-27
CIK 318025

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

FOR THE FISCAL YEAR ENDED: MARCH 31, 1996       COMMISSION FILE NUMBER: 1-10728

                       UNITED STATES FILTER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0266015
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
     40-004 COOK STREET, PALM DESERT, CA                           92211
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 340-0098

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE
            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 5, 1996 was approximately $997,849,707. The number of shares of Common Stock outstanding on June 5, 1996 was 29,134,298 shares.

  Documents incorporated by reference:

  1. Notice of 1996 Annual Meeting and Proxy Statement (Part III of Form 10-
K).

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

GENERAL

  United States Filter Corporation (the "Company") is a leading global provider of industrial and commercial water treatment systems and services, with an installed base of more than 100,000 systems worldwide. The Company offers a single-source solution to its industrial, commercial and municipal customers through what the Company believes to be the industry's broadest range of cost-effective water treatment systems, services and proven technologies. The Company capitalizes on its substantial installed base to sell additional systems and utilizes its global network of 125 sales and service facilities, including 21 manufacturing plants, to provide customers with ongoing service and maintenance. In addition, the Company is a leading international provider of service deionization ("SDI") and outsourced water services, including operation of water purification and wastewater treatment systems at customer sites. See "--Principal Products and Services."

  The Company's principal executive offices are located at 40-004 Cook Street, Palm Desert, California 92211 and its telephone number is (619) 340-0098. References herein to the Company shall mean United States Filter Corporation and its subsidiaries, unless the context requires otherwise.

  The Company has, since 1991, acquired and successfully integrated more than 40 United States based and international businesses with strong market positions and substantial water treatment expertise. These acquisitions have enabled the Company to enter into additional geographic areas and industries and to expand its installed base, service network and range of products and technologies. The Company intends to actively seek additional acquisitions that enhance its geographic network, customer base, and range of product offerings, technologies and industries served.

  Following March 31, 1995, the Company acquired the 14 businesses described below, enhancing its manufacturing, sales and service capacity. In addition, as part of the Company's efforts to become a direct distributor of standard water treatment systems the Company acquired 12 distributors of the Company's Continental product line in Arkansas, Colorado, Georgia, Louisiana, Oklahoma, Tennessee, Texas and Washington and an additional distributorship in Texas.

  U.S. Filter/Zimpro. The Company acquired Zimpro Environmental, Inc. ("Zimpro") on May 31, 1996 for approximately $18.0 million, all of which was paid in shares of the Company's Common Stock, and liquidated existing indebtedness to certain Zimpro shareholders by delivery of 114,994 shares of the Company's Common Stock and $1.0 million in cash. Zimpro, based in Rothschild, Wisconsin, is a leading manufacturer of wastewater treatment equipment with significant proprietary technologies in wet air oxidation, landfill leachate treatment systems, groundwater remediation, filtration and sludge treatment systems. The Company's international expansion is expected to open new markets for Zimpro's product line.

  U.S. Filter/WTS. The Company acquired Wastewater Treatment Systems, Inc. ("WTS") on February 23, 1996 for approximately $1.8 million in cash. Prior to its acquisition, WTS was a wholly owned subsidiary of Thames Water PLC, from whom the Company also purchased Permutit (Egypt) Ltd., the Permutit Group and the Home/Houseman companies during fiscal 1996 (described below) and Permutit (U.S.A.) in fiscal 1993. WTS, located in San Francisco, California, designs and assembles wastewater treatment systems with a specialization in microelectronics, particularly in the Asian semiconductor fabrication market. With its expertise in acid waste neutralization and metals precipitation, WTS is well positioned geographically and technically to complement and support the Company's process water efforts in the microelectronics industry.

  Permutit (Egypt) Ltd. Concurrently with the Company's acquisition of WTS, the Company acquired Permutit (Egypt) Ltd. ("Permutit (Egypt)") for approximately $750,000 paid entirely in cash. Located near Cairo, Permutit (Egypt) designs water treatment systems used primarily in the Middle East and adds seawater desalination, potable and wastewater treatment technologies to the Company's current product offerings in that area of the world.

  KBS Pure Water Pte. Ltd. and KBS Pure Water Sdn. Bhd. The Company acquired KBS Pure Water Pte. Ltd. and KBS Pure Water Sdn. Bhd. (together "KBS") on February 13, 1996 for $6.0 million, $3.0 million of which was paid in cash and $3.0 million of which was paid in shares of the Company's Common Stock. With manufacturing and regeneration plants in Singapore and Malaysia, KBS supplies a variety of water treatment services, including SDI, water purification equipment and wastewater equipment to microelectronics manufacturers and other industrial customers in Asia. In connection with the acquisition of KBS, the Company also acquired a 30,000 square foot facility in Singapore to accommodate expansion of KBS and the Company in Asia.

  Jet-Tech, Inc. The Company acquired Jet-Tech, Inc. ("Jet-Tech") on January 1, 1996 for $3.3 million in cash and $10.7 million of the Company's Common Stock. Jet-Tech designs, manufactures and installs wastewater treatment systems for industrial and municipal users, emphasizing the use of proprietary jet mixing and aeration technology to biologically destroy contaminants. Jet-Tech's advanced technologies include Sequencing Batch Reactors ("SBR's") and Autothermal Thermophilic Aerobic Digesters ("ATAD's") which treat sludge and biosolids for land application or landfilling. Jet-Tech's network of approximately 40 U.S. and approximately 25 international manufacturers' representatives expands the Company's distribution system and Jet-Tech's manufacturing capabilities complement the Company's already strong design/build capabilities in the wastewater business.

  Bekox, S.A. The Company acquired Bekox, S.A. ("Bekox") of Madrid Spain in December 1995 for approximately $6.0 million, half of which was paid in shares of the Company's Common Stock. Bekox designs and manufactures large reverse osmosis systems for industrial and commercial markets throughout Spain and Latin America. Bekox has an installed base of over 400 systems with extensive experience in brackish water and seawater desalinization.

  Home/Houseman. The Company acquired Home Waterbehandeling B.V. of the Netherlands ("Home") and Houseman B.V. of the Netherlands, including Houseman N.V. of Belgium (together "Houseman"), on November 10, 1995 for approximately $10.0 million in cash from Thames Water plc. Home designs, assembles and installs water purification and wastewater treatment systems for industrial, commercial and hospital markets and provides SDI to companies in the Netherlands. Houseman provides water treatment equipment, chemicals and services to industrial users as well as specialty products and services used in steam boilers and cooling systems for the power, petrochemical, pulp and paper, and construction industries. These acquisitions strengthened the Company's product and service offerings in the Netherlands and Belgium and provided additional distribution capability for Company products manufactured in Europe and the United States.

  Polymetrics, Inc. The Company acquired Polymetrics, Inc. and subsidiaries ("Polymetrics") on October 2, 1995 for $60.2 million, subject to adjustment, $51.7 million of which was paid in cash and the balance was paid in shares of the Company's Common Stock. Polymetrics is a leader in the design, manufacture, installation and service of water treatment systems for the electronics, pharmaceutical, laboratory, power generation and cogeneration industries. Polymetrics' locations in California, Colorado, Oregon and Washington increase the Company's presence in the western United States. Polymetrics also enhances the Company's customer base in the electronics industry and complements the Company's service business, including SDI.

  Interlake Water Systems. The Company acquired Continental H/2/O Services, Inc. and Evansville Water Corporation d/b/a Interlake Water Systems ("Interlake") on August 11, 1995 for $20.1 million in cash and $7.0 million of the Company's Common Stock. Interlake is a leading provider of water treatment services, including SDI, in Illinois and Michigan. In addition, Interlake sells and services a broad range of standard and custom-engineered water treatment systems and is the largest distributor of the Company's Continental product line in the United States. Interlake enhances the Company's customer base in the automotive and pharmaceutical industries, and Interlake's SDI business complements the Company's service business.

  Arrowhead Industrial Water, Inc. The Company acquired Arrowhead Industrial Water, Inc. ("Arrowhead") on May 4, 1995 for $82.0 million in cash and $2.3 million of the Company's Common Stock. Arrowhead is a leading supplier of owned and operated on-site industrial water treatment systems, as well as a leading provider of mobile water treatment services in North America. Arrowhead enhances the Company's ability to provide customers with outsourced water purification systems and services, for which the Company believes there is growing demand. In addition, Arrowhead enhances the Company's technological and service capabilities, expands its service branch network, increases its customer base and provides certain synergies, including the use of the Company's engineering and manufacturing capabilities to design and build Arrowhead water treatment equipment.

  Treated Water Outsourcing, a Nalco/U.S. Filter Joint Venture. In conjunction with the Company's acquisition of Arrowhead, the Company formed Treated Water Outsourcing, a Nalco/U.S. Filter Joint Venture ("TWO"), with Nalco Chemical Company ("Nalco") on June 9, 1995 to focus on the outsourcing of industrial and commercial customers' water treatment needs. TWO, which is 50% owned by a subsidiary of Nalco and 50% owned by a subsidiary of the Company, was formed to finance, build, own and operate water treatment systems at customer sites under long-term contracts. Nalco, a leader in water chemistry, supplies the chemicals necessary for TWO's water treatment systems, while the Company supplies the capital equipment, design and service functions to meet TWO's customers' needs. TWO has access to Nalco's extensive sales force and customer base. Nalco and the Company each provide advisory and administrative services in order to assist TWO in bid and contract preparation and marketing. The Company believes that the formation of TWO enhances the Company's position as one of the leading providers of outsourced water services in the world.

  The Permutit Group. The Company acquired The Permutit Group (as defined) on April 3, 1995 for approximately $10.0 million in cash. The "Permutit Group," comprising The Permutit Company Limited and The Permutit Company Pty Ltd., has a strong position in the United Kingdom, Australian and New Zealand markets in ion exchange and membrane technology. The Permutit Group also offers a range of products, including pre-engineered water treatment systems for the pharmaceutical, laboratory and chemical markets and other commercial customers. The Permutit Group's comprehensive service network complements the Company's already strong presence in western Europe and enhances its presence in the Pacific Rim.

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

  Customers of the water treatment industry can be classified into three categories (i) industrial and commercial businesses, such as pharmaceutical, semiconductor and food and beverage manufacturers; (ii) municipal and private suppliers of public water services; and (iii) individual consumers of bottled water and household point-of-use products, such as domestic filtration systems and parts. The Company does not currently supply the market for individual consumers. The industries' two other categories of customers are described below.

  Industrial and Commercial Users. Industrial and commercial users have a significant need for purified water because it is a necessary component in many products and industrial processes. The quality of water varies dramatically across geographic regions, and water contains impurities that, if untreated, can render it effectively useless for most industrial purposes. The use of untreated water in manufacturing processes can result not only in inconsistent product quality, but also in substantial equipment degradation, which can lead to costly maintenance or replacement costs. Consequently, most manufacturers treat their influent in order to maintain a consistently acceptable degree of purity. For example, purified water is an integral component of many consumer goods and is used in the manufacture of pharmaceutical products, electronics and chemicals. Additionally, food and beverage manufacturers require water with consistent quality to preserve uniformity of taste and appearance in their products. As a result of these process specifications, industrial and commercial customers often require a broad range of treatment technologies to purify their influent.

  In addition to treating their influent to ensure product quality, industrial and commercial users are often required to treat their effluent. Government regulations regarding the disposal of aqueous industrial waste, combined with public concern regarding industrial pollution, have led to increased awareness on the part of businesses and public utilities as to the benefits of wastewater treatment and waste minimization. In response to higher water prices and rising wastewater discharge fees, industrial and commercial manufacturers have also become aware of the cost-effectiveness of recycling their effluent. As a result of these factors, industrial companies increasingly require complex systems and equipment to treat and recycle process water and wastewater.

  Municipal Users. Public awareness and governmental concern regarding the increasing scarcity of water, the quality of drinking water, and the potential health hazards associated with waste products discharged into the environment, have resulted in legislation, regulation and enforcement requiring strict standards for potable water and restrictions on the discharge of pollutants in wastewater. As a result, municipalities are experiencing increasing costs for water, water purification and wastewater treatment. Accordingly, providers of public drinking water and municipal wastewater treatment facilities are increasingly purchasing sophisticated treatment systems to solve their treatment needs. In addition, because many municipal water systems are operating at or near capacity and many municipalities are experiencing budgetary constraints, such customers are seeking innovative solutions to their water treatment needs, such as improved technologies and equipment and various outsourcing and service options, including privatization.

PRINCIPAL PRODUCTS AND SERVICES

  Many industrial, commercial and municipal users seek a systems solution that includes: water purification and wastewater treatment systems incorporating a broad range of treatment technologies; replacement parts and consumables (such as membranes, ion exchange resin and carbon); and support services that include ongoing service and maintenance. The Company offers a single-source solution to these customers through what the Company believes to be the industry's broadest range of cost-effective treatment systems, services and proven technologies. The Company's principal products and services can be divided into the following three groups: capital equipment, services, and replacement parts and consumables.

  Capital Equipment. Through its 21 manufacturing facilities, the Company manufactures both preengineered and customized treatment systems and utilizes more than 19 different proven physical, biological and chemical treatment techniques including, among others, continuous deionization, reverse osmosis, electrodialysis, adsorption and ion exchange, that can be combined and configured to meet wide-ranging customer needs. See "--Technologies." The Company designs, engineers, manufactures and assembles its systems at its manufacturing facilities located in the United States, Europe, Australia and Asia. Components that are not manufactured by the Company are purchased from vendors in the United States and internationally. The Company utilizes a global sales and service force to provide direct contact and service to its customers.

  Services. The Company's service business consists of short- and long-term contracts for the operation of customer- or Company-owned water treatment systems and ongoing service and maintenance of existing systems. The Company is a leading provider of SDI in the United States and western Europe for industrial and commercial users. SDI is a term given to portable water deionization treatment equipment that uses ion exchange resins as the filtration medium to produce ultrapure water and is designed to be easily connected to a local feed water supply. Resin is retrieved and transported by a Company service representative to a Company regeneration plant for chemical recharging when it is exhausted. Unlike many permanent systems, SDI requires no chemical handling or maintenance by the customer. SDI is a widely used technology among industrial and commercial companies and provides the Company with a recurring source of revenues and the opportunity to market its systems and other services to its existing SDI customer base.

  The Company's "PWMP," or Pure Water Management Program, is a custom-designed system installed and operated on the customer's site by the Company's trained service technicians. The system design is tailored to the customer's specific pure water requirements. The Company gives special attention to the critical pretreatment process to ensure operational reliability. A PWMP contract encompasses the following: a measurement of the quality and quantity of purified water needed; a definition of system space requirements; system utility requirements; process and instrumentation design; feedwater parameters; and the length of contract and pricing considerations. The Company is a leading worldwide provider of managed water services.

  As part of its service business, the Company has expanded its product offerings to include the construction and operation of wastewater facilities under long-term contracts on behalf of public water and wastewater treatment providers such as municipalities. In Italy, the Company currently manages two municipal water treatment operations serving more than 1.5 million people under long-term contracts. During 1993, the Company became the first United States based company to be awarded a contract to build and operate a wastewater treatment facility in Mexico, located in the city of Cuernavaca. Since that time the Company has been awarded two other contracts to operate similar facilities in other parts of Latin America. The Company also supervises, under a long-term contract, the operation of a water desalination plant in the Cayman Islands.

  Another component of the Company's service business is its hazardous waste treatment facility located in Roseville, Minnesota. This facility operates a federal Resource Conservation and Recovery Act ("RCRA") permitted "Part B" centralized treatment and recovery facility that sells products recovered from the treatment of industrial waste. The facility receives wastes generated primarily by the metal finishing industry and printed circuit board manufacturers. The facility offers the Company's customers a cost-effective recovery approach that reduces processing costs, the quantity of sludge generated and the environmental exposure associated with industrial waste.

  Replacement Parts and Consumables. The Company manufactures and sells replacement parts required to support treatment systems manufactured by both the Company and, to a limited extent, its competitors. The Company also provides consumables, such as membranes, ion exchange resin and carbon, to its customers.

  The following table sets forth the percentage breakdown of the Company's revenues, as restated, by product category for the periods indicated:

                               FISCAL YEAR ENDED
                                   MARCH 31,
                               ---------------------
                               1994    1995    1996
                               -----   -----   -----
   Revenues by product
    category:
     Capital equipment.......     63%     60%     49%
     Services and operations.     19      19      31
     Replacement parts,
      consumables and other..     18      21      20

CUSTOMER MARKETS AND PRODUCT APPLICATIONS

  The markets for the Company's services and products span many industries and many geographic locations, including the United States, Europe, Latin America, Asia and the Pacific Rim. Information regarding the amount of revenue, operating income (loss) and assets attributable to for each of the past three fiscal years is incorporated herein by reference to Note 17 of Notes to Consolidated Financial Statements. The following are industries that the Company services and some of the products used therein:

  Pharmaceutical and Biotechnology. Process water used in the pharmaceutical and biotechnology industries must meet the highest standards of purity. Reverse osmosis in conjunction with CDI ("RO/CDI") technology provides high-purity water that meets the strictest quality specifications. The Company's ceramic membranes, in combination with other membrane or ion exchange equipment, meet these requirements by achieving nearly 100% contaminant removal. This equipment is used in fermentation, purification and recovery processes. Ion exchange technologies are also used to purify process streams, as well as to purify and recover antibiotics, vitamins and chemical elements. In addition, ion exchange is employed in industrial fermentation to process substrates.

  Microelectronics. Microelectronics manufacturing processes require ultra-high purity water to avoid contamination from even the smallest microscopic particles. The Company's ceramic membrane filters are advanced inorganic, multilayered filter media that provide superior contaminant removal in the most demanding environments. In addition, the Company's membrane and ion exchange technology is used by electronic components manufacturers to produce ultra-high purity water and to reduce the level of microcontamination in rinse waters.

  Automotive. The Company designs, manufactures, sells, services and operates, on a global basis, a broad portfolio of technologies for the automotive industry. The specific manufacturing processes include metal processing, metal finishing, assembly and non-metal processing. Each of these processes operates under the strictest of quality, process control and regulatory requirements. The Company offers all of the technologies necessary to meet these requirements including physical, chemical and biological methods. The Company can deliver these technologies as bid-to-specification equipment, full turnkey, service, build-own-operate or any combination of the above. Of particular importance are the Company's capabilities in the areas of water reuse and resource recovery.

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

  Metal Finishing. The Company's metal treatment and recovery systems facilitate regulatory compliance of effluent and reduce the level of heavy metals and solids generated from metal finishing operations such as printed circuit board manufacturing, electroplating, galvanizing and anodizing. The Company's key technology offerings include ion exchange, reverse osmosis, electrolytic recovery, adsorption filtration, ceramic membrane ultrafiltration, as well as a full complement of conventional precipitation settling and filtration technologies.

  Power Generation. Nuclear and fossil-fueled electric power plants are subject to steam generator and boiler corrosion and turbine fouling if damaging contaminants are not removed from the incoming and recirculating feedwater supplies. The Company's filtration membrane and ion exchange systems provide power plants with high-quality, demineralized boiler feedwater. The Company's tube filter and deep bed condensate polishing systems employ advanced resin separation and regeneration technologies to improve the quality of the condensate returned to the boiler. Sand and other media filters are used in cogeneration and other power plant applications. Nuclear-grade resins are available to meet the more stringent water quality requirements of nuclear power plants.

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

  Laboratory/Research and Development/Quality Control/Chemical
Analysis. Cartridge-type reverse osmosis filters, deionization systems, electrodialysis modules, ultrafiltration units, particle filters and activated carbon filters remove contaminants, bacteria, pyrogens and odor to provide point-of-use water polishing for critical and demanding laboratory applications.

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

  Drinking Water. Food and beverage processors, hotels and other institutions require high-quality yet affordable water treatment systems to meet consumer and regulatory standards. In addition, suppliers of drinking water are seeking alternative purification systems. The Company manufactures filtration, water treatment and clarification systems for the drinking water industry that meet United States Environmental Protection Agency ("EPA") standards under the Safe Drinking Water Act. Pre-assembled systems capable of handling low- and high-volume flows are also available.

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

SALES AND MARKETING

  As part of the Company's marketing strategy, sales prospects are reviewed to determine which of the Company's engineering and manufacturing resources should be utilized to best meet customers' needs and maximize profitability.

  The Company's worldwide distribution network includes 125 sales and service facilities and approximately 95 manufacturers' representatives, 69 international representatives, and numerous distributors and licensees. During 1996 the Company increased its direct sales and service capability by acquiring 12 distributors of the Company's Continental product line in eight states.

  The Company provides engineering and sales support to independent manufacturers' representatives, who may be assigned certain geographic territories and are paid on a commission basis. A number of licensees manufacture and sell certain of the Company's products in Europe, Asia, Africa, Australia and Mexico. The Company provides technical support to these licensees and is either paid a royalty on sales or participates in the sale directly. In addition, a portion of the Company's revenues are derived from recommendations by independent engineers and consultants who advise the ultimate customer.

  For the fiscal years ended March 31, 1994, 1995 and 1996, the Company's international sales were approximately $37,841,000, $104,132,000 and $202,943,000, respectively, and accounted for approximately 21%, 38% and 43%, respectively, of the Company's total sales.

BACKLOG AND SEASONALITY

  The Company had the following backlog as of March 31, 1995 and 1996, which includes capital equipment purchase orders and revenues expected to be generated during the next 12 months under certain long-term contracts. The capital equipment orders are scheduled for delivery and installation during the following 12 months and are believed by management to be firm.

      DATE                                                             AMOUNT
      ----                                                          ------------
      March 31, 1995............................................... $132,074,000
      March 31, 1996............................................... $183,024,000

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

PRODUCT WARRANTIES

  The Company generally offers one-year product warranties on its equipment. In some instances the warranties may be for shorter or longer periods, consistent with market practices. Performance guarantees apply to most of the Company's systems. The costs incurred by the Company to date under its product warranties and systems guarantees have not been material.

RESEARCH AND DEVELOPMENT

  In order to provide its customers with cost-effective water treatment solutions, the Company offers a wide variety of filtration and purification technologies. The Company uses its own research and development, augmented by customer-funded and government-funded research spending, in order to provide its customers with state-of-the-art products. In addition, the Company uses its analytical laboratories to perform water analyses and to test the effectiveness of filtration media and techniques in order to enhance the Company's capability to design systems tailored specifically for the particular needs of customers. The Company has also acquired companies with advanced research and development capabilities. The Company's research and development expenditures for the fiscal years ended March 31, 1994, 1995 and 1996 were approximately $5,350,000, $4,408,000 and $5,525,000, respectively.

RAW MATERIALS AND SUPPLIES

  Raw materials, primarily steel, filtration media, ion exchange resins, membranes and component parts such as pumps and valves are available from several sources. The Company has not experienced difficulty in obtaining the materials and components used in its operations.

COMPETITION

  The water treatment industry is fragmented, with numerous regional participants who are limited in their geographic scope. This fragmentation is primarily due to local differences in water quality and supply, different levels of demand for water resulting from varying concentrations of industry and population, and local governmental regulation. Most participants in the water treatment industry provide a limited number of treatment technologies, a limited number of products or services, or focus on a particular industry. While the number of industry participants ranges from several large companies to hundreds of small local companies, there are few competitors in the industry that offer a full range of water treatment equipment, technologies and services. The Company believes it offers the industry's broadest range of cost-effective treatment systems, services and proven technologies.

  The markets in which the Company competes are highly competitive. The Company knows of no reliable statistics that provide a basis from which to estimate the Company's relative competitive position in these markets. The principal methods of competition in the markets in which the Company competes are technology, service, price, product specifications, customized design, product knowledge and reputation, ability to obtain sufficient performance bonds, timely delivery, the relative ease of operation and maintenance and the prompt availability of replacement parts. In the municipal contract bid process, pricing and the ability to meet bid specifications are the primary considerations. While no competitor is considered dominant, there are competitors that are divisions or subsidiaries of larger companies which have significantly greater resources than the Company.

TECHNOLOGIES

  Water and wastewater treatment methods utilized by the Company can be classified into 19 primary separation processes. Some of these processes may overlap in certain respects, depending on the particular application. Although each process can function independently, multiple processes are often utilized to accomplish a more complete separation and achieve the desired treatment. The Company manufactures or supplies systems and components that utilize but are not limited to each of the following processes:

  Continuous Deionization. The CDI continuous deionization system is a proprietary process of the Company that uses ion exchange resins, ion exchange membranes and an electrical current to purify water continuously, without the need for hazardous chemicals. CDI systems use electricity instead of acid and caustic to continuously regenerate the resins, producing high-purity water. The process produces a small wastewater stream that can be safely discharged into municipal collection systems without special treatment.

  Ion Exchange. Ion exchange is a process in which electrically charged ions that are electrochemically held by ion exchange resin beads are exchanged for ions of similar charge in a solution in which the beads are immersed. The Company has developed and applied ion exchange technologies extensively for water and wastewater treatment. Applications have included removal of hardness ions from water supplies, removal of nitrates, iron and manganese from groundwater supplies, complete demineralization for boiler feedwater and high-purity water applications, and removal and recovery of heavy metals from industrial wastewater produced in activities such as electroplating. The Company is involved in ion exchange resin and equipment sales, resin regeneration and related service and customer applications.

  Short Cycle Ion Exchange (SCION). The Company has developed a complete range of proprietary packaged counter-current demineralizer sold under the name of SCION. SCION produces high-purity waters without the problems usually associated with the more conventional ion exchange plants. This range of equipment is supplied as pre-engineered systems and is widely used throughout industry, especially in the pharmaceutical and power industries, in which reliable high-quality equipment and water is essential to their operations.

  Reverse Osmosis. Solutions are desalted (desalination) or concentrated by driving them through membranes using relatively high hydraulic pressure as the driving force. Contaminants are excluded, or rejected, by the membranes. The Company has also developed a unique double-pass, reverse osmosis system. The patented process uses interstage chemical injection to adjust pH gases to their ionic form, which can be effectively removed by the reverse osmosis membranes. This technology permits the production of water that can be several orders of magnitude purer than conventional single-pass systems, while significantly reducing the chemical consumption associated with ion exchange. This process is widely used in the electronics and power industries, in which ultra-high purity water is essential.

  Ultrafiltration. Moderate hydraulic pressure is used to transfer water and low molecular weight species through a membrane while blocking contaminants such as suspended solids, colloids and large organic molecules.
Ultrafiltration is generally used for separations in which particle sizes are larger than those of metal or salt ions.

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

  Electrolytic Processes. Electrolytic metal recovery involves the attraction of metal ions via electrolytic deposition and is used to remove and recover heavy metals from industrial wastewater. In addition to the design and sale of electrolytic equipment, the Company currently utilizes this process at its Roseville, MN facility.

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

  Oxidation. The purpose of oxidation in water and wastewater treatment is to convert undesirable chemical content into chemicals that are neither harmful nor otherwise objectionable. Oxidants and oxidation methods used by the Company have included chlorine, chlorine dioxide, ultraviolet irradiation, ozone, permanganate, high pressure and high temperature techniques and hydrogen peroxide. The Company has applied oxidation techniques to inorganic and organic substances for such purposes as municipal water and wastewater disinfection, landfill leachate treatment and cyanide destruction.

  Disinfection. Disinfection is a process in which disease-producing organisms are destroyed or otherwise inactivated. The Company has applied this process in several physicochemical methods including thermal energy, ultraviolet irradiation and addition of chemical reagents.

  Aeration and Gas Transfer. Aeration, a process in which oxygen is artificially injected into a waste stream, removes many undesirable undissolved gases and dissolved inorganic materials such as iron and manganese. Aeration is commonly applied in wastewater treatment and is used in the Company's aerobic bio-tower and induced air flotation. Other gas transfer technologies available from the Company include decarbonator, denitrifier, chemical scrubber and nitrification equipment.

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

  Ceramic Filtration. The Company manufactures ceramic membranes for filtration. Selective separations can be achieved using Membralox ceramic membranes in various operating environments--high pressure, high temperature, harsh chemicals or other extreme operating conditions. Membralox membranes can increase yields, recover valuable products and concentrate streams in process operations. These membranes are ideal for use in chemical and petrochemical processing, food, beverage, dairy, pharmaceutical, process water, and waste treatment applications. The Company also derives a portion of its revenues from the sale of industrial ceramics. The Company is a worldwide leader in ceramic technologies and has established itself as a leading manufacturer of technologically sophisticated ceramic products. These products include satellite battery components, capacitors, translucent tubes, fiber-optic ferrules, biomedical devices and semiconductor housings for many applications, including the French high-speed rail system.

  Incineration and Cogeneration. Incineration is the process of thermal oxidation of organic compounds to carbon dioxide and water vapor, leaving only inorganic components such as ash. When organics are burned at high temperature, off gas is generated with high heat content that can be recovered. Heat recovery is typically carried out using heat recovery boilers to produce steam. This steam can be used for heating purposes or by steam turbines to produce electricity.

PATENTS, TRADEMARKS AND LICENSES

  The Company currently owns a number of United States and foreign patents. Although the Company believes that the patents and trademarks associated with the Company's various product lines are of value, it does not consider any of them to be essential to its business.

ENVIRONMENTAL REGULATION

  Demand for the Company's products is affected in part by various environmental laws and regulations enacted throughout the world requiring the Company's customers to meet environmental standards. A decline in enforcement or in expenditures to address those regulations could have an adverse effect on the demand for certain of the equipment and services offered by the Company.

  While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations at the Company's locations, will not result in civil or criminal enforcement actions or private actions resulting in mandatory cleanup requirements, revocation of required permits or licenses, denial of applications for future permits, or significant fines, penalties or damages that could have a material adverse affect on the Company.

  On December 19, 1995 the Regional Administrator of the United States Environmental Protection Agency ("EPA"), Region I, issued an administrative order (the "EPA Order") in connection with wastewater discharges at an ion exchange regeneration facility in South Windsor, Connecticut (the "Facility") owned by U.S. Filter/Polymetrics, Inc., a wholly-owned subsidiary of the Company ("USFP"), requiring USFP to immediately cease all discharges not in compliance with applicable pretreatment standards under the United States Clean Water Act, as amended, and other applicable statutes and regulations. USFP subsequently received a Notice of Violation (the "NOV") from the Connecticut Department of Environmental Protection (the "DEP") alleging multiple violations of the Facility's discharge permit and of the regulations of the Connecticut state agencies regarding wastewater treatment. USFP was required to verify by February 12, 1996 that such violations had been corrected, and it has provided such verification. The DEP reserved in the NOV the right to take further actions with respect to the alleged violations or any other violations. A grand jury investigation is pending which is believed to be related to the same conditions that were the subject of the EPA Order and the NOV. USFP is continuing to investigate the matter and has been cooperating with regulatory authorities. The Facility was acquired by the Company as part of its acquisition of all of the stock of Polymetrics from Anjou International Company ("Anjou") on October 2, 1995. The Company has rights of indemnity from Anjou which could be available with respect to monetary damages and penalties which may be incurred in connection with any such violations which occurred prior to the Company's acquisition of Polymetrics.

  The Company's Rockford facility has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination resulting from past disposals of wastes at a landfill to which the Company, among others, sent wastes. CERCLA requires PRPs to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard. Although there can be no assurance, the Company believes, based on the volume of wastes allegedly sent to the site (0.9% of the total), among other things, that its liability for this site will not be material. In addition, one of the Company's leased sites was investigated by the EPA prior to the time the Company began operations at the site. The Company does not believe that its operations have contributed to the contamination, and it believes, based in part on certain indemnities, that other parties are responsible for any cleanup that may be required.

  The Company currently is involved in groundwater remediation at its Rockford, Illinois facility as a result of soil and groundwater contamination occurring at the facility prior to the Company's acquisition of Alcoa

Separations Technology, Inc. ("ASTI") from Aluminum Company of America ("Alcoa"). Similarly, the Company also currently is undergoing remediation for on-site soil contamination in connection with the closure of its Marlboro facility. The Company has established reserves which it believes are adequate to cover its costs related to these efforts, and, as a result, the Company does not believe either of such remediations is material.

  USF Recovery Services Inc., a subsidiary, is the owner and operator of a hazardous waste treatment and recovery facility and therefore is subject to stringent regulations and compliance reviews applicable to its hazardous waste treatment and recovery activities. Failure to comply with those regulations could result in substantial fines and the suspension or revocation of the "Part B" treatment, storage and disposal permit currently held by USF Recovery Services, Inc. pursuant to the U.S. Resource Conservation and Recovery Act ("RCRA") for such activities. The State of Minnesota is authorized to enforce the hazardous waste laws under RCRA.

  In addition, to some extent, the liabilities and risks imposed by environmental laws that affect the Company's customers may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive or financial position. Furthermore, the environmental laws and regulations to which the Company, as well as its customers, are subject are continually changing. If such laws or regulations should change to impose greater liabilities on the Company or, to some extent, its customers, this could have an adverse effect on the Company's competitive or financial condition.

INSURANCE

  The Company maintains general liability insurance for itself and its principal domestic and foreign subsidiaries, including products and completed operations, automobile and employer's liability insurance, in the amount of $35,000,000 per occurrence and in the aggregate, with a self-insured retention of $100,000. The Company also maintains environmental pollution liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, with a self-insured retention of $250,000.

EMPLOYEES

  As of March 31, 1996, the Company had approximately 3,000 full-time employees assigned to the Company's various worldwide offices and facilities. Certain of the Company's United States employees at Rockford, Illinois and Whittier, California are covered by collective bargaining agreements, the terms of which expire, respectively, on April 1, 1999 and April 30, 1998. Certain of the Company's non-United States based employees also are covered by collective bargaining agreements. The Company believes that its relationships with the unions and with its non-represented employees are good.

                              EXECUTIVE OFFICERS

  The executive officers of the Company as of June 14, 1996 are as follows:

             NAME                AGE            POSITION WITH THE COMPANY
             ----                ---            -------------------------
   Richard J. Heckmann            52       Chairman of the Board of Directors,
                                            Chief Executive Officer and
                                            President
   Michael J. Reardon             42       Director and Executive Vice
                                           President
   Nicholas C. Memmo              34       Executive Vice President--Process
                                           Water Group
   Thierry Reyners                52       Executive Vice President--European
                                           Group
   Andrew D. Seidel               34       Senior Vice President--Wastewater
                                           Group
   Kevin L. Spence                39       Vice President and Chief Financial
                                           Officer
   Damian C. Georgino             35       Vice President, General Counsel and
                                           Secretary
   Tim L. Traff                   37       Director and Senior Vice President
   John S. Swartley               57       Senior Vice President--Corporate
                                           Development
   James W. Dierker               33       Vice President, Controller and
                                           Treasurer
   Michael E. Hulme, Jr.          34       Assistant General Counsel and
                                           Assistant Secretary

  Richard J. Heckmann was elected Chairman of the Board of Directors, Chief Executive Officer and President of the Company on July 16, 1990. Mr. Heckmann was a Senior Vice President at Prudential-Bache Securities in Rancho Mirage, California from January 1982 to August 1990. He joined the United States Small Business Administration in 1977 and served as Associate Administrator for Finance and Investment from 1978 to 1979. Prior thereto he was founder and Chairman of the Board of Tower Scientific Corporation, a manufacturer of custom prosthetic devices, which was sold to Hexcel Corporation in 1977. Mr. Heckmann is a member of the management board of TWO. He is also a director of U.S.A. Waste Services, Inc.

  Michael J. Reardon was appointed Executive Vice President of the Company in June 1995, having previously served as Executive Vice President and Chief Operating Officer, and prior to that as the Chief Financial Officer and Secretary of the Company. From May 1995 to April 1996, Mr. Reardon served as president of Arrowhead Industrial Water, Inc. He became President and General Manager of Illinois Water Treatment, Inc. ("IWT") in March 1992. From 1981 to July 1990 he was Chief Financial Officer of The C&C Organization, a company engaged in restaurant ownership, management and construction. Mr. Reardon is a certified public accountant and was a senior auditor with Arthur Andersen & Co. from 1978 to 1981. Mr. Reardon is a member of the management board of TWO (USF/Nalco Joint Venture). In June 1978, Mr. Reardon received a B.S. in Business Administration from California State Polytechnic University, Pomona, California, and in 1995 attended the Kellogg Management Institute, Northwestern University, Evanston, Illinois.

  Nicholas C. Memmo was appointed Executive Vice President--Process Water on July 1, 1995, having previously served as Senior Vice President and General Manager of Ionpure since March 7, 1994. He had previously been Senior Vice President--Sales & Marketing since December 8, 1992. Mr. Memmo had also been the senior operating officer of U.S. Filter/Whittier, Inc. since January 1992, having previously been Marketing Manager of that company since January 1991. He was appointed General Manager in April 1992. Mr. Memmo was employed from July 1984 to September 1988 with Hercules Incorporated, a New York Stock Exchange specialty chemical and aerospace company, in sales, marketing and distribution positions. Mr. Memmo received a B.S. degree in chemical engineering from Drexel University. Between his employment with Hercules and the Company, he completed an M.B.A. program at the John E. Anderson Graduate School of Management at UCLA.

  Thierry Reyners was appointed Executive Vice President--European Group on July 1, 1995, having previously served as Senior Vice President--Europe since March 7, 1994. He had previously been Senior Vice President--European Sales since December 1, 1993, the date the Company acquired Ionpure. Mr. Reyners served as Vice President and General Manager--Europe of Ionpure Technologies Corporation from 1990 to December 1993, and from 1981 through 1989 he was employed by Millipore Corporation, as European Area Manager from 1987 through 1989. Mr. Reyners has a Ph.D. in Organic Chemistry from the Research Institute in Natural Substances, University of Orsay, France and an M.B.A. from INSEAD, Fontainebleau, France.

  Andrew D. Seidel was appointed Executive Vice President--Wastewater Group on July 1, 1995, having previously served as Senior Vice President--Wastewater Group and General Manager of U.S. Filter, Inc., Warrendale, Pennsylvania, since September 28, 1993. He had previously served as Vice President-- Membralox Group since December 8, 1992, and had been General Manager of Membralox since March 1992. From October 1991 to March 1992, Mr. Seidel was Marketing Manager for U.S. Filter/Marlboro, Inc. From October 1990 until his employment by the Company, he was a senior consultant with Deloitte & Touche Management Consulting. Mr. Seidel had various responsibilities with Hercules Incorporated from 1984 through 1988, including technical marketing and product management at Hercules Specialty Chemical Company and Quality Control/Process Engineering in Hercules Aerospace Company. Mr. Seidel received a B.S. degree in chemical engineering from the University of Pennsylvania. Between his employment with Hercules and Deloitte & Touche, he completed an M.B.A. program at the Wharton School, the University of Pennsylvania.

  Kevin L. Spence was appointed Vice President of the Company on December 8, 1991 and has been Chief Financial Officer of the Company since January 6, 1992 and was Treasurer from February 17, 1992 until June 9, 1995. From October 1989 through 1991 he was Chief Financial Officer, first with Cal-Star Financial, a mortgage banker, and then with American National Corporation, a manufacturer of bedding materials. Mr. Spence is a certified public accountant and was with KPMG Peat Marwick LLP from 1978 to September 1989 and a partner with that firm from July 1988.

  Damian C. Georgino was appointed Vice President, General Counsel and Secretary of the Company on August 4, 1995. From September 1992 through July 31, 1995, he served as General Attorney with Aluminum Company of America ("Alcoa"), where his primary responsibilities included mergers and acquisitions and serving as chief legal counsel for several growing international manufacturing and service businesses. From June 1988 through August 1992, Mr. Georgino was an Attorney with Alcoa, where his primary responsibilities included securities, mergers and acquisitions and corporate finance. From June 1986 through May 1988, he was an associate with Houston Harbaugh P.C. Mr. Georgino received a B.S. degree in economics and political science from Dickinson College in 1982 and received a JD/MBA joint degree from Emory University in 1986.

  Tim L. Traff was appointed a Senior Vice President of the Company on December 8, 1992, having previously been Vice President--Corporate Development since March 1992. He had been President of Traff Capital Management, a money management company, since 1989. From 1985 to 1988 he was an analyst at SIT Investment, a money management company. Mr. Traff received a B.S. degree in business economics from the University of Minnesota.

  John S. Swartley was appointed Senior Vice President--Corporate Development on July 1, 1995, having previously served as a Vice President since July 1994, when the Company acquired Liquipure Technologies, Inc. ("Liquipure"). Mr. Swartley had started a new business in 1988 with venture capital backing from Warburg, Pincus Capital Company, L.P., and made a series of water treatment company acquisitions that ultimately became Liquipure. From 1982 through 1987 he was at Olin Corporation as president of its consumer products group, which dealt mainly with pool chemicals. From 1965 through 1982 he was with General Foods in various marketing, development and management positions. He received a degree in chemical engineering from Lehigh University and an M.B.A. degree from Harvard Business School.

  James W. Dierker was appointed Vice President, Controller and Treasurer on June 9, 1995. From July 1985 to June 1995 he was with KPMG Peat Marwick LLP, and was a senior manager with that firm at the time of his departure. Mr. Dierker is a certified public accountant, and received a B.S. degree in business administration with an emphasis in accounting from California State Polytechnic University in Pomona.

  Michael E. Hulme, Jr. was appointed Assistant General Counsel and Assistant Secretary on February 13, 1996. From December 1994 through January 1996, he served as Vice President/Corporate Counsel of Forte Hotels, Inc., formerly a wholly owned subsidiary of Forte Plc, and from October 1992 through December 1994 as Corporate Counsel of Forte Hotels, Inc. His primary responsibilities included hotel and real estate development, acquisition and sale transactions. From 1989 through 1992 he was a business associate with the law firm of Duckor & Spradling, and from 1986 through 1989 he was an associate with the law firm of Best, Best & Krieger. Mr. Hulme received an B.A. degree in economics from the University of California at Davis in 1983 and received a JD from the University of Southern California in 1986.

ITEM 2--PROPERTIES

  The Company has a global network of 125 sales and service facilities, including 21 manufacturing plants. Because the Company has grown by acquisition, the Company's facilities vary in terms of age and condition, but management generally believes that these facilities are suitable and adequate for their respective operations. As discussed in "Business--General," the Company intends to seek additional properties to enhance its geographic network, customer base, and range of product offerings, technologies and industries served.

  The Company's principal facilities as of March 31, 1996 are listed below. Many of the Company's manufacturing facilities operated at or near their productive capacities during 1996. Of those facilities listed below which are owned, three are subject to mortgages securing notes payable due in fiscal years 1999 and 2009. See Note 11 of Notes to Consolidated Financial Statements.

                                                                       DATE OF
                                                     SQUARE FOOTAGE     LEASE
    FACILITY LOCATION          PRINCIPAL USE          (OWNED/LEASED)  EXPIRATION
    -----------------          -------------        ----------------- ----------
 NORTH AMERICA
 Pure Water
 U.S. Filter/IWT         Industrial process         163,000 (owned)       --
  Rockford, IL           filtration and treatment
                         systems
 U.S. Filter/Whittier    Industrial and municipal    89,500 (leased)   03/31/99
  Whittier, CA           water treatment systems
 U.S. Filter/Ionpure     Ultrapure water systems;    57,692 (leased)   04/01/00
  Lowell, MA             CDI; regional
                         administrative center
 U.S. Filter/Continental Ultrapure water systems;    33,246 (leased)   04/29/98
  San Antonio, TX        SDI
 U.S. Filter/Polymetrics Industrial process          23,000 (leased)*  08/31/96
  Colorado Springs, CO   filtration; ultra pure      11,500 (leased)*  06/30/96
                         water systems and water
                         treatment systems
 U.S. Filter/Penfield    Ultrapure water systems     23,300 (leased)   03/31/07
  Plantsville, CT
 U.S. Filter/Permutit    Condensate polishing        20,460 (leased)   01/31/01
  Warren, NJ             equipment
 U.S. Filter/Arrowhead** Headquarters for on-site    14,758 (leased)   05/31/99
  Lincolnshire, IL       and mobile treatment
                         systems and services;
                         SDI

                                                                           DATE OF
                                                         SQUARE FOOTAGE     LEASE
      FACILITY LOCATION             PRINCIPAL USE         (OWNED/LEASED)  EXPIRATION
      -----------------             -------------        ---------------  ----------
 NORTH AMERICA
 Wastewater
 U.S. Filter/Zimpro***        Wastewater treatment        94,579 (owned)      --
  Rothschild, WI              equipment for industrial
                              and municipal users
 U.S. Filter/Warrendale       Assembly of treatment       71,000 (owned)      --
  Warrendale, PA              systems; SDI
 U.S. Filter/WTS              Industrial wastewater       35,000 (leased)  11/20/00
  Sunnyvale, CA               treatment systems
 U.S. Filter/Jet Tech         Wastewater treatment        30,000 (owned)      --
  Edwardsville, KS            systems for industrial
                              and municipal users
 EUROPE
 U.S. Filter/SCT              Ceramic filters and        170,000 (owned)      --
  Tarbes, France              various industrial
                              ceramic components
 U.S. Filter/Seral            Laboratory equipment        73,000 (owned)      --
  Ransbach-Baumbach, Germany  manufacturing; SDI
 U.S. Filter/Permutit         Water treatment systems;    30,000 (leased)  03/25/05
  Manchester, England         SDI
 U.S. Filter/Ionpure          Water treatment systems     25,000 (leased)  11/15/99
  Trappes, France
 U.S. Filter/Smogless         Plastic media               21,650 (owned)      --
  Naples, Italy
 U.S. Filter/Bekox            Water treatment systems     20,174 (owned)      --
  Madrid, Spain
 U.S. Filter/Smogless         Wastewater treatment        16,250 (leased)  02/29/00
  Milan, Italy                services for industrial
                              and municipal customers
 U.S. Filter/Sanilo           Water treatment systems;    14,450 (owned)      --
  Toulouse, France            SDI
 U.S. Filter/Sanilo           Water treatment systems;    11,000 (owned)      --
  Amboise, France             SDI
 ASIA
 U.S. Filter (Asia) Pte. Ltd. Water treatment systems,    30,000 (owned)      --
  Woodlands, Singapore        ultrapure water systems;
                              SDI
 U.S. Filter/Permutit         Water treatment systems     14,500 (leased)  03/30/98
  New South Wales, Australia

- --------
* The Company purchased a 77,000 square foot building in Colorado Springs which it intends to occupy during the summer of 1996.

** The Company intends to close this facility at the end of summer 1996, at which time operations will be moved to the Rockford, Illinois facility.

***Acquired on May 31, 1996 in connection with the acquisition of Zimpro.

  As part of its service business, the Company, through its subsidiaries and TWO, builds, owns and/or leases and operates water purification and wastewater facilities under long-term operating contracts on behalf of industrial users and public water and wastewater treatment providers.

  In addition, the Company operates 36 regeneration plants in 16 states and nine countries, of which seven are owned and the majority of the remainder are held under short-term leases. As part of the Company's SDI business, these regeneration plants use chemical processes to recharge exhausted resins used in portable water deionization treatment equipment. The Company also owns and operates a 69,000 square foot RCRA Part B hazardous waste treatment facility located in Roseville, Minnesota. Further, under concession agreements with various governmental entities, the Company operates municipal treatment facilities in Latin America, including a residential wastewater treatment facility located in the City of Cuernavaca, Mexico.

  As further described in "Business--Sales and Marketing," the Company owns 12 distributors of the Company's Continental product line located in eight states. Each company-owned distributor occupies approximately 10,000 square feet.

  In March 1996 the Company moved its corporate headquarters to a new location in Palm Desert, California. The two-story office building in which corporate headquarters are now housed is owned by the Company and has 18,000 square feet of floor space.

ITEM 3--LEGAL PROCEEDINGS

  The information required by this Item is incorporated by reference to Item 1 of Part I of this Form 10-K under the caption "Environmental Regulation."

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE AND HOLDERS OF COMMON STOCK

  The Common Stock of the Company (the "Common Stock") is listed on the New York Stock Exchange and traded under the symbol "USF." The following table sets forth for the quarters indicated the high and low composite sales prices as reported by the New York Stock Exchange.

                                                                    HIGH   LOW
                                                                   ------ ------
   Fiscal year ended March 31, 1995
    1st Quarter................................................... $14.50 $12.17
    2nd Quarter...................................................  14.67  12.25
    3rd Quarter...................................................  16.13  13.17
    4th Quarter...................................................  16.88  15.00
   Fiscal year ended March 31, 1996
    1st Quarter...................................................  19.63  14.88
    2nd Quarter...................................................  24.13  18.75
    3rd Quarter...................................................  27.00  20.13
    4th Quarter...................................................  29.00  24.63

  On June 24, 1996, the last reported sales price for the Common Stock on the New York Stock Exchange was $33.88 per share. The number of holders of record of the Common Stock on June 18, 1996 was 4,062.

DIVIDENDS

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

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

                                       FISCAL YEAR ENDED MARCH 31,(1)
                                -----------------------------------------------
                                1992(2)  1993(3)   1994(4)   1995(5)   1996(10)
                                -------  --------  --------  --------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues......................  $62,840  $128,376  $180,421  $272,032  $472,537
Cost of sales.................   48,259    93,896   132,811   193,432   328,057
                                -------  --------  --------  --------  --------
Gross Profit..................   14,581    34,480    47,610    78,600   144,480
Selling, general and adminis-
 trative expenses.............   20,871    33,832    52,484    64,015   109,525
                                -------  --------  --------  --------  --------
Operating income (loss).......   (6,290)      648    (4,874)   14,585    34,955
Interest expense..............   (1,016)   (1,327)   (2,077)   (5,384)  (12,546)
Other income..................      770       639     1,174     1,787     4,963
Provision (benefit) for income
 taxes........................       51       298    (3,236)    2,657     7,082
                                -------  --------  --------  --------  --------
Income (loss) before extraor-
 dinary items.................   (6,587)     (338)   (2,541)    8,331    20,290
Extraordinary items(6)........      --        405       --        --        --
                                -------  --------  --------  --------  --------
Net income (loss).............  $(6,587) $     67  $ (2,541) $  8,331  $ 20,290
                                =======  ========  ========  ========  ========
Weighted average number of
 common shares outstanding(8).    7,846    10,095    12,453    15,026    24,309
PER COMMON SHARE DATA:(7)(8)
Income (loss) before extraor-
 dinary items.................    (0.88)    (0.16)    (0.26)     0.51      0.81
Extraordinary items(6)........      --       0.04       --        --        --
                                -------  --------  --------  --------  --------
Net income (loss).............  $ (0.88) $  (0.12) $  (0.26) $   0.51  $   0.81
                                =======  ========  ========  ========  ========
CONSOLIDATED BALANCE SHEET
 DATA (END OF PERIOD):
Working capital...............  $11,445  $ 23,471  $ 66,018  $ 82,208  $103,257
Total assets..................   89,501   121,178   253,185   378,728   789,011
Long-term debt, including
 current portion..............   10,002     5,012     4,913    10,825     9,680
Convertible subordinated debt.      --        --     60,000   105,000   200,000
Stockholders' equity..........   41,219    79,631   125,610   137,144   341,335

  The historical consolidated financial data for all periods presented prior to fiscal 1995 has been restated to include the accounts and operations of Liquipure Technologies, Inc. ("Liquipure"), which was merged with the Company in July 1994 and accounted for as a pooling of interests. Separate results of operations of the combined entities for the years ended March 31, 1992, 1993, 1994, 1995 and 1996 are presented below.

                                        FISCAL YEAR ENDED MARCH 31,
                                ----------------------------------------------
                                1992(2)  1993(3)   1994(4)   1995(9)  1996(10)
                                -------  --------  --------  -------- --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
Company (as previously
 reported)..................... $41,238  $101,397  $147,870  $272,032 $472,537
Liquipure......................  21,602    26,979    32,551       --       --
                                -------  --------  --------  -------- --------
Combined....................... $62,840  $128,376  $180,421  $272,032 $472,537
GROSS PROFIT:
Company (as previously
 reported)..................... $ 8,692  $ 27,166  $ 39,046  $ 78,600 $144,480
Liquipure......................   5,889     7,314     8,564       --       --
                                -------  --------  --------  -------- --------
Combined....................... $14,581  $ 34,480  $ 47,610  $ 78,600 $144,480
                                =======  ========  ========  ======== ========
OPERATING INCOME (LOSS):
Company (as previously
 reported)..................... $(4,165) $  4,708  $  2,089  $ 14,585 $ 34,955
Liquipure......................  (2,125)   (4,060)   (6,963)      --       --
                                -------  --------  --------  -------- --------
Combined....................... $(6,290) $    648  $ (4,874) $ 14,585 $ 34,955
                                =======  ========  ========  ======== ========
NET INCOME (LOSS):
Company (as previously
 reported)(6).................. $(3,964) $  4,402  $  4,986  $  8,331 $ 20,290
Liquipure......................  (2,623)   (4,335)   (7,527)      --       --
                                -------  --------  --------  -------- --------
Combined....................... $(6,587) $     67  $ (2,541) $  8,331 $ 20,290
                                =======  ========  ========  ======== ========
NET INCOME (LOSS) PER COMMON
 SHARE:(6)(7)(8)
As previously reported......... $ (0.71) $   0.38  $   0.41  $   0.51 $   0.81
                                -------  --------  --------  -------- --------
As restated.................... $ (0.88) $  (0.12) $  (0.26) $   0.51 $   0.81
                                =======  ========  ========  ======== ========

- --------
(1) The historical consolidated financial data for all periods presented prior to fiscal 1995 has been restated to include the accounts and operations of Liquipure, which was merged with the Company in July 1994 and accounted for as a pooling of interests.

(2) The fiscal year ended March 31, 1992 includes eight months of results of Lancy Waste Management Systems (now U.S. Filter, Inc., Warrendale, PA), acquired on July 31, 1991, and three months of results of Alcoa Separations Technology, Inc. ("ASTI"), acquired from a subsidiary of Aluminum Company of America ("Alcoa") on January 6, 1992. Each of these acquisitions was accounted for as a purchase. Losses from ASTI (which had operated at a loss in each of the prior three years) since its acquisition and the effect of the acquisition on the Company's existing operations contributed significantly to the Company's loss for the fiscal year ended March 31, 1992. As a result of such losses incurred by ASTI and certain purchase accounting adjustments, and pursuant to the terms of the ASTI acquisition agreement, an acquisition note payable to Alcoa was reduced by $5,000,000. Such reduction in the note was treated as a purchase price adjustment and as such did not affect the Company's results of operations.

(3) The fiscal year ended March 31, 1993 includes 12 months of results of Societe des Ceramiques Techniques S.A. ("SCT"), acquired on April 1, 1992, and three months of results of The Permutit Company, Inc., a United States company acquired on January 5, 1993. Both acquisitions were accounted for as purchases. See Note 9 of Notes to Consolidated Financial Statements.

(4) The fiscal year ended March 31, 1994 includes four months of results of Ionpure Technologies Corporation and IP Holding Company ("Ionpure"), acquired on December 1, 1993 and accounted for as a purchase.

   Selling, general and administrative expenses for the year ended March 31, 1994 reflect four months of integration of Ionpure and certain charges totaling $2,359,000 related to the rationalization of certain wastewater operations.

(5) The fiscal year ended March 31, 1995 includes the results of Smogless S.p.A., Crouzat S.A., Sation S.A., Seral Erich Alhauser GmbH and the Ceraflo ceramic product line from the dates of their respective acquisitions, accounted for as purchases. See Note 9 of Notes to Consolidated Financial Statements.

(6) Includes an extraordinary gain of $405,000 for the fiscal year ended March 31, 1993 resulting from the forgiveness of debt in connection with the buyout of a capital lease obligation.

(7) Amounts are after (i) dividends on the Series A Preferred Stock of $165,000 for the fiscal year ended March 31, 1992, $660,000 for the fiscal year ended March 31, 1993, $701,000 for the fiscal year ended March 31, 1994, $715,000 for the fiscal year ended March 31, 1995 and $536,000 for the fiscal year ended March 31, 1996, and (ii) accretion on the Series A Preferred Stock, a noncash accounting adjustment required by Securities and Exchange Commission Staff Accounting Bulletin No. 68 ("SAB 68"), in the amounts of $154,000 for the fiscal year ended March 31, 1992 and $617,000 for the fiscal year ended March 31, 1993. As of April 1, 1993, the Company and the holder of the Series A Preferred Stock agreed to a fixed dividend of $715,000 per year on the Series A Preferred Stock, thus eliminating the increasing rate and, therefore, the accretion of dividends pursuant to SAB 68. On March 4, 1996, the holder of the Series A Preferred Stock converted its shares into Common Stock.

(8) Reflects a 3-for-2 split of the Common Stock effective December 5, 1994.

(9) The financial data for the year ended March 31, 1995 include three months of results of Liquipure prior to the merger and nine months of results of Liquipure after the merger. In addition, the net income (loss) per common share for the year ended March 31, 1995 reflects the issuance of 1,852,221 shares of Common Stock in conjunction with the Liquipure merger.

(10) The financial data for the year ended March 31, 1996 includes the results of operations of Polymetrics, Interlake, Arrowhead and the Permutit Group from the dates of their respective acquisitions, accounted for as purchases. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

GENERAL

  The Company's primary objective is to offer customers a single-source solution to their water and wastewater treatment needs. Accordingly, since July 1991, the Company has acquired and integrated a number of businesses with substantial expertise in the design and manufacture of systems for the filtration, purification and treatment of water and wastewater. These acquisitions have enabled the Company to differentiate itself from its competitors as one of the most comprehensive providers of water treatment products and services, and generally provide the Company with economies of scale through enhanced purchasing power, increased asset utilization, and decreased operating expenses due to rationalization of operations. Due to the magnitude of these acquisitions and the Company's integration of the acquired operations with its existing businesses, results of operations for prior periods are not necessarily comparable to or indicative of results of operations for current or future periods.

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

                                                           FISCAL YEAR ENDED
                                                               MARCH 31,
                                                           --------------------
                                                           1994    1995   1996
                                                           -----   -----  -----
   Revenues............................................... 100.0%  100.0% 100.0%
   Cost of sales..........................................  73.6%   71.1%  69.4%
   Gross profit...........................................  26.4%   28.9%  30.6%
   Selling, general and administrative expenses...........  29.1%   23.5%  23.2%
   Operating income (loss)................................  (2.7)%   5.4%   7.4%
   Interest expense.......................................   1.2 %   2.0%   2.7%
   Net income (loss)......................................  (1.4)%   3.1%   4.3%

  The following table sets forth a percentage breakdown of the Company's sales by product category for the past three fiscal years.

                                                                   FISCAL YEAR
                                                                      ENDED
                                                                    MARCH 31,
                                                                  ----------------
                                                                  1994  1995  1996
                                                                  ----  ----  ----
   Sales by product category:
    Capital equipment............................................  63%   60%   49%
    Services and operations......................................  19%   19%   31%
    Replacement parts, consumables and other.....................  18%   21%   20%

TWELVE MONTHS ENDED MARCH 31, 1996 ("FISCAL 1996") COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1995 ("FISCAL 1995")

  Revenues. Revenues for Fiscal 1996 were $472,537,000, an increase of $200,505,000 from $272,032,000 for Fiscal 1995. Approximately 83% of this increase was due to acquisitions completed by the Company in Fiscal 1995 and 1996. Company revenues increased by approximately $34,086,000 (or 17%) excluding the effect of these acquisitions. Fiscal 1996 revenues for capital equipment were 49% while revenues for services and operations totaled 31%, and replacement parts and consumables totaled 20%. See Note 9 of Notes to Consolidated Financial Statements related to acquisitions.

  Gross Profit. Gross profit increased 83.8% to $144,480,000 for Fiscal 1996 from $78,600,000 for Fiscal 1995. Total gross profit as a percentage of revenue ("gross margin") increased to 30.6% for Fiscal 1996, compared to 28.9% for Fiscal 1995. This increase in gross margin for Fiscal 1996 as compared to Fiscal 1995 was due primarily to the Company's emphasis on and expansion of its higher gross margin service, operations and consumables business during the more recent period.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $109,525,000 for Fiscal 1996 from $64,015,000 for Fiscal 1995. Selling, general and administrative expenses as a percentage of revenues decreased to 23.2% during Fiscal 1996, compared to 23.5% for Fiscal 1995. The decrease in the percentage of selling, general and administrative expenses to revenues for Fiscal 1996 as compared to Fiscal 1995 was due primarily to the Company's emphasis on cost reductions and administrative efficiencies gained through economies of scale.

  Interest Expense. Interest expense increased to $12,546,000 for Fiscal 1996 from $5,384,000 for Fiscal 1995. Interest expense for Fiscal 1996 consists primarily on interest of the Company's 5% Convertible Subordinated Debentures due 2000 and 6% Convertible Subordinated Notes due 2005, and borrowings under the Company's bank line of credit.

  Income Taxes. Income tax expense increased to $7,082,000 for Fiscal 1996 from $2,657,000 for Fiscal 1995. This increase was attributable to increased profits. As of March 31, 1996, the Company had net operating loss carryforwards in France of approximately $19,952,000 and other European countries of approximately $7,338,000 for which no financial statement benefit has been recognized. In addition, the Company had net operating loss carryforwards generated from Liquipure of approximately $14,362,000 for which financial statement benefit was recognized in Fiscal 1996. Future recognition of the French and European carryforwards will be reflected if the above operations generate sufficient earnings before the expiration periods of the loss carryforwards. In addition, the benefit of the French loss carryforwards must be shared equally between the Company and Alcoa until March 31, 1997. See
Note 14 of Notes to Consolidated Financial Statements related to income taxes.

  Net Income. Net income increased to $20,290,000 for Fiscal 1996 from $8,331,000 in Fiscal 1995. Net income per common share increased to $.81 per share (with 24,309,000 weighted average common shares outstanding) for Fiscal 1996 from $.51 per common share (with 15,026,000 weighted average common shares outstanding) for Fiscal 1995, after deducting $.05 and $.02 per common share for dividends on the Company's preferred shares in Fiscal 1995 and 1996, respectively.

TWELVE MONTHS ENDED MARCH 31, 1995 ("FISCAL 1995") COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1994 ("FISCAL 1994")

  Revenues. Revenues for Fiscal 1995 were $272,032,000, an increase of $91,611,000 from $180,421,000 for Fiscal 1994. Approximately 84% of this increase was due to acquisitions completed by the Company in Fiscal 1994 and 1995. Company revenues increased by approximately $15,000,000 (or 16%) excluding the effect of these acquisitions. Fiscal 1995 revenues for capital equipment were 60%, while revenues for services and operations totaled 19%, and replacement parts and consumables totaled 21%. In accordance with the Company's emphasis on increasing its services and operations revenue as well as replacement parts and consumables revenue, sales by product category during Fiscal 1995 for these recent acquisitions were 25.8% for services and operations and 30.3% for replacement parts and consumables. See Note 9 of Notes to Consolidated Financial Statements related to acquisitions.

  Gross Profit. Gross profit increased 65.1% to $78,600,000 for Fiscal 1995 from $47,610,000 for Fiscal 1994. Total gross profit as a percentage of revenue ("gross margin") increased to 28.9% for Fiscal 1995, compared to 26.4% for Fiscal 1994. This increase in gross margin for Fiscal 1995 as compared to Fiscal 1994 was due primarily to the Company's emphasis on and expansion of its higher gross margin service, operations and consumables business during the more recent period.

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

  Interest Expense. Interest expense increased to $5,384,000 for Fiscal 1995 from $2,077,000 for Fiscal 1994. Interest expense for Fiscal 1995 consists primarily of interest on the Company's 5% Convertible Subordinated Debentures due 2000 and Subordinated Notes due 2001, which bear interest at 6.5% per annum through September 30, 1995 and 4.5% thereafter, and borrowings under the Company's bank line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. On September 18, 1995, the Company realized net proceeds of $136,325,000 before offering expenses from the private placement of $140,000,000 principal amount 6% Convertible Subordinated Notes due 2005. In addition, on May 3, 1995, the Company realized net proceeds of $98,118,000 before offering expenses from the sale of 6,900,000 shares of Common Stock.

  At March 31, 1996 the Company had working capital of $103,257,000, including cash and short-term investments of $16,610,000. The Company's long-term debt at March 31, 1996 included $60,000,000 of Convertible Subordinated Debentures due 2000, $140,000,000 of 6% Convertible Subordinated Notes due 2005 and notes payable totaling $9,680,000 and bearing interest at rates ranging from 2.0% to 11.5%. As of March 31, 1996, the Company had an available bank line of credit of $135,000,000, of which there were outstanding borrowings of $30,413,000 and outstanding letters of credit of $14,036,000.

  As of March 31, 1996, the Company had net operating loss carryforwards generated from entities in France of approximately $19,952,000, for which no financial statement benefit has been recognized. Approximately $1,946,000 of the net operating loss carryforwards will expire in the years 1997 to 1998, while the remainder have an indefinite carryforward period. The Company also had net operating loss carryforwards in other European countries of approximately $7,338,000 which expire from 1997 to 2002 for which no financial statement benefit has been recognized. No benefit has been given to these net operating loss carryforwards because of the limited carryforward periods or the uncertain business conditions relating to the operations giving rise to such carryforwards. Additionally, as of March 31, 1996, the Company had net operating loss carryforwards generated from Liquipure of approximately $14,362,000 for which financial statement benefit has been recognized in Fiscal 1996. These operating loss carryforwards will expire in the years 2002 to 2007. The benefit, if any, of the French carryforwards is to be shared equally between the Company and Alcoa until March 31, 1997.

  The Company also had available at March 31, 1996, other net operating loss carryforwards for federal income tax purposes of approximately $13,327,000 which expire in 2007 to 2010.

  The Company believes its current cash position, cash flow from operations and available borrowings under the Company's line of credit will be adequate to meet its anticipated cash needs for working capital, revenue growth, scheduled debt repayment and capital investment objectives for the next twelve months.

CERTAIN TRENDS AND UNCERTAINTIES

  As a cautionary note to investors, the Company and its representatives may make oral or written statements from time to time that are "forward-looking statements" within the meaning of the United States federal securities laws, including information contained in this Form 10-K which is not historical. There are a number of important factors which could cause actual results to differ materially from those anticipated. Such factors include, but are not limited to, those set forth below.

  Acquisition Strategy. In pursuit of its strategic objective of becoming the leading global single-source provider of water treatment systems and services the Company has, since 1991, acquired and successfully integrated more than 40 United States based and international businesses with strong market positions and substantial water treatment expertise. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company generally has been successful in pursuing these acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable. See "Business--General."

  International Transactions. The Company has made and expects it will continue to make acquisitions and to obtain contracts in Europe, Asia, Latin America and other areas outside the United States. While these activities may provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices and possible social, political and economic instability.

  Reliance on Key Personnel. The Company's operations are dependent on the continued efforts of senior management, in particular Richard J. Heckmann, its Chairman, Chief Executive Officer and President. Should any of the senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected. See "Business--Executive Officers."

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

  Cyclicality of Capital Equipment Sales. The sale of capital equipment within the water treatment industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. The Company's revenues from capital equipment sales were approximately 60% of total revenues for the fiscal year ended March 31, 1995 and 49% for the fiscal year ended March 31, 1996. While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions could have an adverse effect on the Company's revenues and profitability.

  Potential Environmental Risks. The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on the Company. In that regard, allegations have been made by federal and state environmental regulatory authorities of multiple violations by a wholly owned subsidiary of the Company with respect to applicable wastewater pretreatment standards at a Connecticut ion exchange regeneration facility acquired by the Company in October 1995 from Anjou. A grand jury investigation is pending which is believed to relate to the same conditions that were the subject of the allegations. The Company has rights of indemnification from Anjou which may be available with respect to these matters. The Company's activities as owner and operator of a hazardous waste treatment and recovery facility are subject to stringent laws and regulations and compliance reviews. Failure of this facility to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. In addition, to some extent, the liabilities and risks imposed by environmental laws on the Company's customers may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive or financial position. See "Business--Environmental Regulation."

  Competition. The water purification and wastewater treatment industry is fragmented and highly competitive. The Company competes with many United States based and international companies in its global markets. The principal methods of competition in the markets in which the Company competes are technology, service, price, product specifications, customized design, product knowledge and reputation, ability to obtain sufficient performance bonds, timely delivery, the relative ease of system operation and maintenance, and the prompt availability of replacement parts. In the municipal contract bid process, pricing and ability to meet bid specifications are the primary considerations. While no competitor is considered dominant, there are competitors that are divisions or subsidiaries of larger companies which have significantly greater resources than the Company, which, among other things, could be a competitive disadvantage to the Company in securing certain projects. See "Business--Competition."

  Technological and Regulatory Change. The water purification and wastewater treatment business is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for the Company's products and services. Changes in regulatory or industrial requirements may render certain of the Company's purification and treatment products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. The Company's ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and to remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of its products will not become obsolete. In addition, the Company is subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to operate properly.

  Impact of Recently Issued Accounting Standards. In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation." The new statements are effective for fiscal years beginning after December 15, 1995. The Company does not believe that adoption of these new standards will have a material effect on the consolidated financial statements.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
UNITED STATES FILTER CORPORATION:

  We have audited the accompanying consolidated balance sheets of United States Filter Corporation and subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Filter Corporation and subsidiaries as of March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                               KPMG Peat Marwick LLP

Orange County, California
June 7, 1996

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1995 AND 1996

                                                          1995         1996
                       ASSETS                         ------------ ------------
Current assets:
 Cash and cash equivalents (note 2).................. $ 16,159,000 $ 16,545,000
 Short-term investments (note 3).....................    2,418,000       65,000
 Accounts receivable, less allowance for doubtful
  accounts of $3,272,000
  at March 31, 1995 and $8,165,000 at March 31, 1996
  (note 10)..........................................   89,352,000  177,658,000
 Costs and estimated earnings in excess of billings
  on uncompleted contracts (note 10).................   20,016,000   31,258,000
 Inventories (note 4)................................   34,707,000   55,755,000
 Prepaid expenses....................................    2,858,000    7,230,000
 Deferred taxes (note 14)............................    3,482,000    3,577,000
 Other current assets................................    6,495,000    9,139,000
                                                      ------------ ------------
    Total current assets.............................  175,487,000  301,227,000
                                                      ------------ ------------
Property, plant and equipment, net (notes 5 and 11)..   68,395,000  156,025,000
Investment in leasehold interests, net (note 6)......   20,390,000   27,688,000
Cost in excess of net assets of businesses acquired,
 net (notes 7 and 9).................................   99,162,000  271,891,000
Other assets (note 8)................................   15,294,000   32,180,000
                                                      ------------ ------------
                                                      $378,728,000 $789,011,000
                                                      ============ ============


          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                                                          1995          1996
        LIABILITIES AND SHAREHOLDERS' EQUITY          ------------  ------------
Current liabilities:
 Accounts payable...................................  $ 35,846,000  $ 77,761,000
 Accrued liabilities (note 13)......................    33,727,000    84,097,000
 Current portion of long-term debt (note 11)........     2,033,000     1,394,000
 Billings in excess of costs and estimated earnings
  on uncompleted contracts (note 10)................    15,940,000    13,338,000
 Other current liabilities..........................     5,733,000    21,380,000
                                                      ------------  ------------
    Total current liabilities.......................    93,279,000   197,970,000
                                                      ------------  ------------
Notes payable (note 11).............................    24,538,000    30,413,000
Long-term debt, excluding current portion (note 11).     8,792,000     8,286,000
Convertible subordinated debentures (note 12).......   105,000,000   200,000,000
Deferred taxes (note 14)............................     8,028,000     1,929,000
Other liabilities...................................     1,947,000     9,078,000
                                                      ------------  ------------
    Total liabilities...............................   241,584,000   447,676,000
                                                      ------------  ------------
Shareholders' equity (notes 9 and 15):
 Series A voting cumulative convertible preferred
  stock, $.10 par value,
  $25 liquidation preference. Authorized and issued
  880,000 shares at
  March 31, 1995....................................    22,071,000           --
 Series B voting convertible preferred stock, $.10
  par value,
  $27 liquidation preference. Authorized 250,000
  shares; outstanding 185,185 shares at March 31,
  1995..............................................     3,506,000           --
 Common stock par value $.01. Authorized 75,000,000
  shares; issued and outstanding 15,220,003 and
  28,118,782 at March 31, 1995 and 1996,
  respectively......................................       152,000       281,000
 Additional paid-in capital.........................   131,654,000   337,856,000
 Currency translation adjustment....................    (2,026,000)    1,836,000
 Retained earnings (accumulated deficit)............   (18,213,000)    1,362,000
                                                      ------------  ------------
    Total shareholders' equity......................   137,144,000   341,335,000
Commitments and contingencies (notes 11, 15, 16 and
 18)
Subsequent events (note 20).........................
                                                      ------------  ------------
                                                      $378,728,000  $789,011,000
                                                      ============  ============


          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

                                           1994          1995          1996
                                       ------------  ------------  ------------
Revenues.............................  $180,421,000  $272,032,000  $472,537,000
Costs of sales.......................   132,811,000   193,432,000   328,057,000
                                       ------------  ------------  ------------
    Gross profit.....................    47,610,000    78,600,000   144,480,000
Selling, general and administrative
 expenses............................    52,484,000    64,015,000   109,525,000
                                       ------------  ------------  ------------
    Operating income (loss)..........    (4,874,000)   14,585,000    34,955,000
Other income (expense):
 Interest expense....................    (2,077,000)   (5,384,000)  (12,546,000)
 Interest and other income...........     1,174,000     1,787,000     4,963,000
                                       ------------  ------------  ------------
                                           (903,000)   (3,597,000)   (7,583,000)
                                       ------------  ------------  ------------
    Income (loss) before income tax
     expense (benefit)...............    (5,777,000)   10,988,000    27,372,000
Income tax expense (benefit) (note
 14).................................    (3,236,000)    2,657,000     7,082,000
                                       ------------  ------------  ------------
    Net income (loss)................  $ (2,541,000) $  8,331,000  $ 20,290,000
                                       ============  ============  ============
Net income (loss) per common share
 (primary and fully diluted) (notes 1
 and 15) after reduction for
 dividends on preferred stock of $.06
 , $.05 and $.02 for the years ended
 March 31, 1994, 1995 and 1996,
 respectively........................  $      (.26)  $        .51  $        .81
                                       ============  ============  ============


          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

                               CONVERTIBLE
                             PREFERRED STOCK       COMMON STOCK                                RETAINED
                          --------------------- ------------------ ADDITIONAL    CURRENCY      EARNINGS
                          NUMBER OF             NUMBER OF            PAID-IN    TRANSLATION  (ACCUMULATED
                           SHARES     AMOUNT      SHARES   AMOUNT    CAPITAL    ADJUSTMENT     DEFICIT)       TOTAL
                          --------- ----------- ---------- ------- -----------  -----------  ------------  -----------
Balance at March 31,
 1993...................    880,000 $22,071,000 11,081,507  74,000  79,456,000     304,000   (22,274,000)   79,631,000
Compensation related to
 excess of fair value of
 director stock options
 over exercise price
 (note 15)..............        --          --         --      --       80,000         --            --         80,000
Exercise of common stock
 options (note 15)......        --          --     157,954   1,000   1,254,000         --            --      1,255,000
Issuance of common stock
 in connection with
 acquisitions (note 9)..        --          --   3,056,748  20,000  48,469,000         --            --     48,489,000
Dividends paid on
 preferred stock
 (note 15)..............        --          --         --      --          --          --       (701,000)     (701,000)
Shareholders' equity
 transactions of
 Liquipure prior to
 merger.................        --          --         --      --      (43,000)        --            --        (43,000)
Currency translation
 adjustment.............        --          --         --      --          --     (560,000)          --       (560,000)
Net loss................        --          --         --      --          --          --     (2,541,000)   (2,541,000)
                          --------- ----------- ---------- ------- -----------  ----------   -----------   -----------
Balance at March 31,
 1994...................    880,000  22,071,000 14,296,209  95,000 129,216,000    (256,000)  (25,516,000)  125,610,000
Net loss of Liquipure
 for the three months
 ended March 31, 1994
 (note 9)...............        --          --         --      --          --          --       (313,000)     (313,000)
Compensation related to
 excess of fair value of
 director stock options
 over exercise price
 (note 15)..............        --          --         --      --      122,000         --            --        122,000
Exercise of common stock
 options (note 15)......        --          --     160,693   2,000   1,420,000         --            --      1,422,000
Issuance of common stock
 in connection with
 acquisitions (note 9)..        --          --     704,101   5,000   8,982,000         --            --      8,987,000
Dividends paid on
 preferred stock
 (note 15)..............        --          --         --      --          --          --       (715,000)     (715,000)
Reduction in valuation
 of common stock issued
 in connection with
 Ionpure acquisition
 (note 9)...............        --          --         --      --   (9,123,000)        --            --     (9,123,000)
Preferred stock issued
 in connection with
 acquisition of Smogless
 (note 9)...............    185,185   3,506,000        --      --          --          --            --      3,506,000
Issuance of common stock
 to pay off indebtedness
 (note 9)...............        --          --      59,000     --      700,000         --            --        700,000
Par value of shares
 issued in connection
 with three-for-two
 stock split (note 15)..        --          --         --   50,000     (50,000)        --            --            --
Income tax benefit from
 exercise of stock
 options................        --          --         --      --      387,000         --            --        387,000
Currency translation
 adjustment.............        --          --         --      --          --   (1,770,000)          --     (1,770,000)
Net income..............        --          --         --      --          --          --      8,331,000     8,331,000
                          --------- ----------- ---------- ------- -----------  ----------   -----------   -----------
Balance at March 31,
 1995...................  1,065,185 $25,577,000 15,220,003 152,000 131,654,000  (2,026,000)  (18,213,000)  137,144,000

          See accompanying notes to consolidated financial statements.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY--(CONTINUED)

                               CONVERTIBLE
                             PREFERRED STOCK          COMMON STOCK                               RETAINED
                          -----------------------  ------------------ ADDITIONAL    CURRENCY     EARNINGS
                           NUMBER                  NUMBER OF            PAID-IN    TRANSLATION (ACCUMULATED
                          OF SHARES     AMOUNT       SHARES   AMOUNT    CAPITAL    ADJUSTMENT    DEFICIT)      TOTAL
                          ---------  ------------  ---------- ------- -----------  ----------- ------------ -----------
Compensation related to
 excess of fair value of
 director stock options
 over exercise price
 (note 15)..............       --    $        --          --      --      112,000         --           --       112,000
Conversion of preferred
 shares to common shares
 (note 15)..............  (925,667)   (22,936,000)  1,388,500  14,000  22,922,000         --           --           --
Redemption of Series B
 convertible preferred
 stock (note 15)........  (139,518)    (2,641,000)        --      --   (2,068,000)        --           --    (4,709,000)
Issuance of common stock
 in connection with
 acquisitions (note 9)..       --             --    1,635,607  16,000  36,284,000         --           --    36,300,000
Shares issued through
 public offering, net of
 offering costs of
 $6,106,000
 (note 15)..............       --             --    6,900,000  69,000  97,325,000         --           --    97,394,000
Conversion of
 subordinated debentures
 to common stock (note
 12)....................       --             --    2,500,000  25,000  44,975,000         --           --    45,000,000
Dividends paid on
 preferred stock (note
 15)....................       --             --          --      --           --         --      (715,000)    (715,000)
Exercise of common stock
 options (note 15)......       --             --      325,257   3,000   3,678,000         --           --     3,681,000
Issuance of common stock
 to acquire assets (note
 15)....................       --             --      149,415   2,000   2,974,000         --           --     2,976,000
Currency translation
 adjustment.............       --             --          --      --          --    3,862,000          --     3,862,000
Net income..............       --             --          --      --          --          --    20,290,000   20,290,000
                          --------   ------------  ---------- ------- -----------   ---------   ----------  -----------
Balance at March 31,
 1996...................       --    $        --   28,118,782 281,000 337,856,000   1,836,000    1,362,000  341,335,000
                          ========   ============  ========== ======= ===========   =========   ==========  ===========

          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

                                       1994           1995           1996
                                   ------------   ------------   -------------
Cash flows from operating
 activities:
 Net income (loss)...............  $ (2,541,000)  $  8,331,000   $  20,290,000
 Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities:
  Deferred income taxes..........    (3,806,000)     1,377,000      (5,578,000)
  Depreciation and amortization..     7,015,000     12,770,000      23,405,000
  Provision for doubtful
   accounts......................       661,000      1,558,000       5,297,000
  (Gain) loss on sale of property
   and equipment.................        (5,000)       388,000        (265,000)
  Stock and stock option
   compensation..................        80,000        122,000         112,000
  Write-off of goodwill..........     3,738,000            --              --
  Change in operating assets and
   liabilities:
   Increase in accounts
    receivable...................    (8,504,000)    (4,514,000)    (33,610,000)
   (Increase) decrease in costs
    and estimated earnings in
    excess of billings on
    uncompleted contracts........   (12,100,000)     2,171,000      (4,277,000)
   Increase in inventories.......    (1,964,000)    (6,524,000)     (5,278,000)
   (Increase) decrease in prepaid
    expenses and other assets....       894,000     (3,544,000)     (6,141,000)
   Increase (decrease) in
    accounts payable and accrued
    expenses.....................     7,625,000    (16,273,000)        363,000
   Increase (decrease) in
    billings in excess of costs
    and estimated earnings on
    uncompleted contracts........     1,384,000      2,481,000      (3,029,000)
   Decrease in other liabilities.        (3,000)    (2,888,000)     (1,551,000)
                                   ------------   ------------   -------------
    Net cash used in operating
     activities..................    (7,526,000)    (4,545,000)    (10,262,000)
                                   ------------   ------------   -------------
Cash flows from investing
 activities:
 Investment in leasehold inter-
  ests...........................   (15,766,000)    (6,397,000)     (8,347,000)
 Purchase of property, plant and
  equipment......................    (6,930,000)   (16,214,000)    (26,390,000)
 Proceeds from disposal of equip-
  ment...........................       182,000         22,000       7,594,000
 (Purchase) sale of short-term
  investments....................   (15,625,000)    13,207,000       9,938,000
 Payment for purchase of acquisi-
  tions, net of cash acquired....      (362,000)    (1,787,000)   (206,600,000)
                                   ------------   ------------   -------------
    Net cash used in investing
     activities..................   (38,501,000)   (11,169,000)   (223,805,000)
                                   ------------   ------------   -------------
Cash flows from financing activi-
 ties:
 Net proceeds from sale of common
  stock..........................           --             --       97,394,000
 Net proceeds from sale of con-
  vertible subordinated deben-
  tures..........................    57,923,000            --      136,249,000
 Proceeds from exercise of common
  stock options..................     1,242,000      1,422,000       3,681,000
 Principal payments of debt......      (651,000)    (4,512,000)     (1,806,000)
 Dividends paid on preferred
  stock..........................      (701,000)      (715,000)       (715,000)
 Payment to repurchase Series B
  preferred stock................           --             --       (4,709,000)
 Net proceeds from borrowings on
  note payable...................     3,306,000     17,647,000       4,359,000
                                   ------------   ------------   -------------
    Net cash provided by
     financing activities........    61,119,000     13,842,000     234,453,000
                                   ------------   ------------   -------------
    Net increase (decrease) in
     cash and cash equivalents...    15,092,000     (1,872,000)        386,000
Cash and cash equivalents at
 beginning of year...............     2,939,000     18,031,000      16,159,000
                                   ------------   ------------   -------------
Cash and cash equivalents at end
 of year.........................  $ 18,031,000   $ 16,159,000   $  16,545,000
                                   ============   ============   =============

          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                                                 1994      1995       1996
                                               -------- ---------- -----------
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for interest....... $775,000 $5,390,000 $12,592,000
                                               ======== ========== ===========
 Cash paid during the year for income taxes... $294,000 $  173,000 $ 2,513,000
                                               ======== ========== ===========
Noncash investing and financing activities
 consisted of the following:
 Common stock issued:
  Satisfaction of debt........................ $    --  $  700,000 $       --
  Conversion of debentures....................      --         --   45,000,000
  Purchase of property........................      --         --    2,976,000
 Property, plant and equipment exchanged for
  receivables.................................      --         --    5,318,000
                                               -------- ---------- -----------
                                               $    --  $  700,000 $53,294,000
                                               ======== ========== ===========



          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the financial statements of United States Filter Corporation and its wholly owned subsidiaries (the "Company") (see note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

 Method of Accounting for Contracts

  The accounting records of the Company are maintained and income is reported for financial reporting and income tax purposes for long-term contracts under the percentage-of-completion method of accounting. Under this method, an estimated percentage for each contract, based on the cost of work performed to date that has contributed to contract performance compared to the total estimated cost, is applied to total estimated revenue. Provision is made for the entire amount of future estimated losses on contracts in progress in the period in which such losses are determined. Claims for additional contract compensation due the Company are not reflected in the accounts until the year in which such claims are allowed, except where contract terms specifically provide for certain claims.

  Contract costs include all direct material and labor and those indirect costs related to contract performance. General and administrative expenses are charged to expense as incurred.

 Products and Services

  Sales of other products and services are recorded as products are shipped or services rendered.

INCOME TAXES

  The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  United States income taxes are not provided on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be indefinitely reinvested in those operations.

FOREIGN CURRENCY TRANSLATION

  In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of shareholders' equity. The transaction gains and losses included in net income (loss) are immaterial.

INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets which range from 3 to 25 years. Leasehold improvements are amortized on the straight-line method over the lesser of their estimated useful lives or the related lease term.

COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

  Cost in excess of net assets of businesses acquired is amortized on the straight-line method over a 20- to 40-year life. The Company evaluates the recoverability of these costs based upon expectations of nondiscounted cash flows and operating income of each subsidiary. Based upon its most recent analysis, the Company believes that no material impairment exists at March 31, 1996.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  Investments in unconsolidated joint ventures are accounted for using the equity method, under which the Company's share of earnings or losses from these joint ventures is reflected in income as earned and dividends are credited against the investment when received.

UNAMORTIZED DEBT ISSUANCE COSTS

  Unamortized debt issuance costs, aggregating $1,735,000 and $5,450,000 at March 31, 1995 and 1996, respectively, have been deferred and are being amortized over the term of the related convertible subordinated debentures (note 12).

WARRANTIES

  The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has accrued for estimated future warranty costs.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's revolving credit facility approximates its fair value because the interest rate on the instrument changes with market interest rates. The fair value of the Company's long-term debt (including current portion) is estimated to be equal to the carrying amounts based on quoted market prices for similar issues or on the current rates offered to the Company for debt of the same remaining securities.

RECLASSIFICATIONS

  Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


INCOME (LOSS) PER COMMON SHARE

  Income (loss) per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents consisting of convertible preferred stock and options are included in the computation of income (loss) per share when their effect is dilutive.

  Primary and fully diluted income (loss) per common share were calculated as follows:

                                             1994         1995         1996
                                         ------------  -----------  -----------
   Net income (loss)...................  $ (2,541,000) $ 8,331,000  $20,290,000
   Dividends on preferred stock........      (701,000)    (715,000)    (536,000)
                                         ------------  -----------  -----------
   Adjusted net income (loss)
    applicable to common shares........  $(3,242,000)  $ 7,616,000  $19,754,000
                                         ============  ===========  ===========
   Weighted average shares outstanding.  $ 12,159,000  $14,780,000  $23,560,000
   Add:
    Exercise of options reduced by the
     number of shares purchased with
     proceeds..........................       294,000      246,000      749,000
                                         ------------  -----------  -----------
   Adjusted weighted average shares
    outstanding........................  $ 12,453,000  $15,026,000  $24,309,000
                                         ============  ===========  ===========
   Income (loss) per common share:
     Net income (loss).................  $       (.20) $       .56  $       .83
     Dividends on preferred stock......          (.06)        (.05)        (.02)
                                         ------------  -----------  -----------
   Adjusted income (loss) per common
    share..............................  $       (.26) $       .51  $       .81
                                         ============  ===========  ===========

  On March 4, 1996, the preferred shareholder tendered its Series A Preferred stock for conversion into Company common stock thus eliminating further dividends (see note 15).

(2) CASH AND CASH EQUIVALENTS

  Cash equivalents consist of demand deposits and certificates of deposit with original maturities of 90 days or less.

(3) SHORT-TERM INVESTMENTS

  Short-term investments consist of highly liquid municipal issues with original maturities of more than 90 days when purchased, and are carried at amortized cost, which approximates market value.

(4) INVENTORIES

  Inventories at March 31, 1995 and 1996 consist of:

                                                            1995        1996
                                                         ----------- -----------
   Raw materials........................................ $14,243,000 $20,664,000
   Work-in-process......................................  10,007,000  15,278,000
   Finished goods.......................................  10,457,000  19,813,000
                                                         ----------- -----------
                                                         $34,707,000 $55,755,000
                                                         =========== ===========

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

(5) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at March 31, 1995 and 1996 consist of:

                                                         1995          1996
                                                     ------------  ------------
   Land............................................. $  3,112,000  $  7,772,000
   Buildings and improvements.......................   25,566,000    33,732,000
   Equipment........................................   35,133,000   111,288,000
   Furniture and fixtures...........................   13,456,000    24,812,000
   Vehicles.........................................    1,185,000     2,719,000
   Construction in progress.........................    5,075,000    16,910,000
                                                     ------------  ------------
                                                       83,527,000   197,233,000
   Less accumulated depreciation....................  (15,132,000)  (41,208,000)
                                                     ------------  ------------
                                                     $ 68,395,000  $156,025,000
                                                     ============  ============

(6) INVESTMENT IN LEASEHOLD INTERESTS

  The Company has concession agreements to build and operate wastewater treatment plants in Mexico. The terms of the concessions are approximately 15 to 18 years, as amended, and include monthly payments to be received by the Company at various prices per cubic meter of sewage treated at the facilities based upon the Company's initial investments, fixed operating expenses and variable operating expenses. The Company is amortizing the investments on a straight-line basis over the terms of the concessions. Accumulated amortization at March 31, 1995 and 1996 totaled $955,000 and $2,026,000, respectively. The investments are stated at cost which does not exceed market based on projected non-discounted future cash flows.

(7) COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

  Cost in excess of net assets of businesses acquired and accumulated amortization at March 31, 1995 and 1996 consists of the following:

                                                       1995          1996
                                                   ------------  ------------
   Cost in excess of net assets of businesses
    acquired...................................... $104,831,000  $283,275,000
   Less accumulated amortization..................   (5,669,000)  (11,384,000)
                                                   ------------  ------------
                                                   $ 99,162,000  $271,891,000
                                                   ============  ============

(8) OTHER ASSETS

  Other assets at March 31, 1995 and 1996 consist of:

                                                           1995        1996
                                                        ----------- -----------
   Investment in unconsolidated joint ventures......... $ 7,406,000 $12,407,000
   Long-term receivables and advances..................   3,508,000   6,415,000
   Other assets at amortized cost:
     Operating permits and development costs...........   1,819,000   1,212,000
     Deferred debt costs...............................   1,735,000   5,450,000
     Patents...........................................     119,000   1,561,000
     Other.............................................     707,000   5,135,000
                                                        ----------- -----------
                                                        $15,294,000 $32,180,000
                                                        =========== ===========

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

  The above amounts reflect accumulated amortization of $1,373,000 and $1,982,000 at March 31, 1995 and 1996, respectively. The carrying amount of these other assets approximate their fair value.

(9) ACQUISITIONS

  On October 2, 1995, the Company completed the acquisition of all of the outstanding capital stock of Polymetrics, Inc., and subsidiaries, a California corporation ("Polymetrics"), pursuant to a Stock Purchase Agreement dated as of August 30, 1995, as amended, between the Company and Anjou International Company, a U.S. subsidiary of Compagnie Generale des Eaux of France. The total purchase price for the acquisition of Polymetrics including acquisition costs, was approximately $60,200,000 consisting of $51,700,000 in cash and the delivery of 391,229 shares of Company common stock. The transaction was effective as of October 1, 1995.

  Polymetrics designs, manufactures, installs and services water treatment systems for the electronics, pharmaceutical, laboratory, power generation and cogeneration industries. Polymetrics also provides water treatment services, including service deionization ("SDI"). The acquisition of Polymetrics has been accounted for as a purchase and, accordingly, the results of operations of Polymetrics are included in the Company's consolidated statement of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $47,600,000 and is being amortized on a straight-line basis over 40 years.

  On August 11, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Continental H/2/O Services, Inc., d/b/a Interlake Water Systems, an Illinois corporation ("Interlake"), pursuant to an Asset Purchase Agreement among the Company, Interlake and the Stockholders of Interlake. The acquisition was effective as of August 1, 1995. The purchase price for the acquisition of Interlake, including acquisition costs, was approximately $27,100,000 consisting of $20,100,000 in cash and the delivery of 332,036 shares of Company common stock.

  Interlake provides water treatment services, including SDI, in Illinois and Michigan. In addition, Interlake sells and services a broad range of complex water treatment systems and was the largest distributor of the Company's Continental product line in the United States. The acquisition of Interlake has been accounted for as a purchase and, accordingly, the results of operations of Interlake are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $19,000,000, and is being amortized on a straight-line basis over 40 years.

  On April 3, 1995, the Company acquired all of the outstanding capital stock of The Permutit Company Limited, a U.K. corporation, and The Permutit Company Pty. Ltd., an Australian corporation (collectively "The Permutit Group"), pursuant to a Share Purchase Agreement between the Company and Thames Water PLC, a U.K. corporation. The aggregate purchase price was approximately $10,000,000 and was paid entirely in cash.

  The Permutit Group provides a range of products, including pre-engineered water treatment systems for the pharmaceutical, laboratory and chemical markets and other commercial customers. The acquisition of The Permutit Group has been accounted for as a purchase and, accordingly, the results of operations of The Permutit Group are included in the Company's consolidated statements of operations from the date of acquisition. The excess of cost over fair value of net assets acquired was approximately $7,200,000 and is being amortized on a straight-line basis over 40 years.

  On May 4, 1995, the Company completed the acquisition of all of the outstanding capital stock of Arrowhead Industrial Water, Inc. ("AIW") from The B.F. Goodrich Company ("Goodrich") pursuant to a Stock Purchase Agreement dated as of February 27, 1995, as amended. The acquisition was effective as of April

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

30, 1995. The purchase price, as adjusted, was $84,300,000 consisting of $82,000,000 in cash and the delivery of 87,744 shares of Company common stock.

  AIW, headquartered in Lincolnshire, Illinois, is a supplier of owned and operated on-site industrial water treatment systems in the United States and also provides emergency and temporary mobile water treatment systems.

  The acquisition of AIW has been accounted for as a purchase and, accordingly, the results of operations of AIW are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $36,400,000 and is being amortized on a straight-line basis over 40 years.

  During the year ended March 31, 1996, the Company completed other acquisitions with an aggregate purchase price of approximately $58,900,000, consisting of $40,084,000 in cash and the delivery of 821,444 shares of Company Common Stock. The excess of fair value of net assets acquired was approximately $68,200,000, and is being amortized on a straight-line basis over 40 years.

  Supplementary information related to the acquisitions of Polymetrics, Interlake, The Permutit Group and AIW for the March 31, 1996 consolidated statement of cash flows is as follows:

   Assets acquired................................................ $230,986,000
   Liabilities assumed............................................  (50,911,000)
   Common stock issued............................................  (17,484,000)
                                                                   ------------
   Cash paid......................................................  162,591,000
   Fees and expenses..............................................    1,514,000
   Less cash acquired.............................................     (894,000)
                                                                   ------------
     Net cash paid................................................ $163,211,000
                                                                   ============

  Summarized below are the unaudited pro forma results of operations of the Company as though Polymetrics, Interlake, The Permutit Group and AIW had been acquired on April 1, 1994:

                                                         1995         1996
                                                     ------------ -------------
   Revenue.......................................... $398,187,000 $ 508,783,000
                                                     ============ =============
   Net income....................................... $  7,039,000 $  21,164,000
                                                     ============ =============
   Net income per common share...................... $        .40 $         .83
                                                     ============ =============

  On August 10, 1994, the Company acquired from Millipore Corporation the Ceraflo(R) ceramic product line. The total price of the product line was approximately $2,500,000 and consisted of 202,729 shares of Company common stock.

  On July 27, 1994, the Company acquired Seral Erich Alhauser GmbH ("Seral") by means of a purchase of Seral's outstanding capital stock. The total purchase price was $8,100,000 and consisted of $4,250,000 in cash and 300,000 shares of Company common stock. Seral, located in Germany, designs, manufactures, installs and services water purification products and systems. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Seral are included in the Company's consolidated statement of operations for the period from the date of acquisition to March 31, 1995.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

  The excess cost over the fair value of net assets acquired was approximately $8,222,000 and is being amortized on a straight-line basis over 40 years.

  On November 30, 1994, the Company completed the acquisition of the Crouzat Group ("Crouzat") by means of a purchase of all of Crouzat's outstanding capital stock. The total purchase price was $5,750,000, of which $4,640,000 was paid in cash at closing, with three annual payments of $370,000 in 1995, 1996 and 1997. Crouzat comprises three sites in France and primarily services ultrapure water purification products and had revenues in 1994 of approximately $6,000,000. The acquisition has been accounted for as a purchase and, accordingly, the results of the operations of Crouzat are included in the consolidated statement of operations for the period from the date of acquisition to March 31, 1995. The excess cost over the fair value of net assets acquired was approximately $3,800,000 and is being amortized on a straight-line basis over 40 years.

  On May 27, 1994, the Company completed the acquisition of Sation, S.A. ("Sation") by means of a purchase of all of Sation's outstanding capital stock. The total purchase price of $1,546,000 consisted of $755,000 in cash and 56,250 shares of Company stock. Sation, located in Barcelona, Spain, primarily services ultrapure water purification products. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Sation are included in the Company's consolidated statement of operations for the period from the date of acquisition to March 31, 1995. The excess cost over the fair value of net assets acquired was $1,148,000 and is being amortized on a straight-line basis over 40 years.

  Effective August 31, 1994, the Company, through two of the Company's subsidiaries, acquired all of the outstanding capital stock of Smogless S.p.A. ("Smogless") from Laidlaw, Inc. The total consideration for the acquisition of Smogless (excluding acquisition costs of $396,000) consists of the following:
(i) $45,000,000 in aggregate principal amount of subordinated debt of Ionpure Italy due August 31, 2001 and bearing interest at 6.5% for the period January 1, 1995 through September 30, 1995 and 4.5% thereafter, (ii) common stock purchase warrants exercisable in whole or part at any time on or before August 31, 2001 by the surrender of the subordinated debt at the rate of $18.00 in principal amount of subordinated debt for each share of common stock, (iii) 185,185 shares of a new Series B Voting Convertible Preferred Stock, (iv) 18,000 shares of the Company's common stock, and (v) $700,000 in cash.

  Smogless is headquartered in Milan, Italy and provides a broad range of services for wastewater treatment, including feasibility studies, process evaluation, plant design, construction and commissioning and design of specialized machinery.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


  The acquisition of Smogless has been accounted for as a purchase and, accordingly, the results of operations of Smogless for the 7 months ended March 31, 1995 are included in the Company's consolidated statement of operations for the year ended March 31, 1995. The excess of cost over fair value of net assets acquired was approximately $39,340,000 and is being amortized on a straight-line basis over 40 years. Supplementary information related to the acquisitions of Seral, Crouzat, Sation and Smogless for the consolidated statement of cash flows for the year ended March 31, 1995 is as follows:

   Assets acquired............................................... $ 136,327,000
   Liabilities assumed...........................................  (117,641,000)
   Preferred stock issued........................................    (3,506,000)
   Common stock issued...........................................    (4,835,000)
                                                                  -------------
   Cash paid.....................................................    10,345,000
   Fees and expenses.............................................     1,117,000
   Less cash acquired............................................    (9,707,000)
                                                                  -------------
     Net cash acquired........................................... $   1,755,000
                                                                  =============

  Summarized below are the unaudited pro forma results of operations of the Company as though Smogless had been acquired on April 1, 1993:

                                                         1994          1995
                                                     ------------  ------------
   Revenues......................................... $230,538,000  $293,104,000
                                                     ============  ============
   Net income....................................... $    526,000  $ 10,400,000
                                                     ============  ============
   Net income (loss) per common share............... $       (.02) $        .64
                                                     ============  ============

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

  Liquipure, based in Connecticut, provides SDI products and services through company operated and franchised dealers, and designs, manufactures, installs and services ultrapure water purification products and systems primarily for the pharmaceutical market and also manufactures standard, ultrapure water products for the laboratory market.

  This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts and operations of Liquipure. Separate results of operations of the combined entities for the year ended March 31, 1994 are as follows:

                                                                      1994
                                                                  ------------
   Revenues:
    U.S. Filter (as previously reported)......................... $147,870,000
    Liquipure....................................................   32,551,000
                                                                  ------------
       Combined.................................................. $180,421,000
                                                                  ============
   Net income (loss):
    U.S. Filter (as previously reported)......................... $  4,986,000
    Liquipure....................................................   (7,527,000)
                                                                  ------------
       Combined.................................................. $ (2,541,000)
                                                                  ============

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


  Separate unaudited results of operations of the combined entities for the period April 1, 1994 to the effective date of the merger and included in the consolidated statement of operations for the year ended March 31, 1995 are as follows:

                                                                     NET INCOME
                                                          REVENUES     (LOSS)
                                                         ----------- ----------
   U.S. Filter.......................................... $47,857,000 $1,414,000
   Liquipure............................................   7,206,000   (307,000)
                                                         ----------- ----------
       Combined......................................... $55,063,000 $1,107,000
                                                         =========== ==========

  All pro forma information presented above is in response to applicable accounting rules relating to business acquisitions. This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results due to extensive changes being made in the organization, facilities, personnel and other costs of the acquired companies.

(10) CONTRACT BILLING STATUS

  Information with respect to the billing status of contracts in process at March 31, 1995 and 1996 is as follows:

                                                       1995           1996
                                                   -------------  -------------
   Contract costs incurred to date...............  $ 104,337,000  $ 214,286,000
   Estimated profits.............................     34,802,000     69,878,000
                                                   -------------  -------------
   Contract revenue earned to date...............    139,139,000    284,164,000
   Less billings to date.........................   (135,063,000)  (266,244,000)
                                                   -------------  -------------
   Cost and estimated earnings in excess of bill-
    ings, net....................................  $   4,076,000  $  17,920,000
                                                   =============  =============

  The above amounts are included in the accompanying consolidated balance sheets as:

   Costs and estimated earnings in excess of
    billings on uncompleted contracts............  $  20,016,000  $  31,258,000
   Billings in excess of costs and estimated
    earnings on uncompleted contracts............    (15,940,000)   (13,338,000)
                                                   -------------  -------------
                                                   $   4,076,000  $  17,920,000
                                                   =============  =============

  Accounts receivable include retainage which has been billed, but is not due pursuant to retainage provisions in construction contracts until completion of performance and acceptance by the customer. This retainage aggregated $1,734,000 and $2,701,000 at March 31, 1995 and 1996, respectively.
Substantially all retained balances are collectible within one year.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


(11) LONG-TERM DEBT

  Long-term debt at March 31, 1995 and 1996 consists of the following:

                                                          1995         1996
                                                       -----------  -----------
   Mortgage notes payable, secured by land and
    buildings, interest rates ranging from 2% to
    8.5%, due in 1999 through 2009...................  $ 7,396,000  $ 7,180,000
   Guaranteed bank notes, interest rates ranging from
    6.0% to 9.2%, due in 1997 through 2004...........    1,911,000    1,276,000
   Unsecured notes payable, interest rates ranging
    from 7% to 11.5%, due in 1997 through 1999.......    1,353,000    1,007,000
   Other.............................................      165,000      217,000
                                                       -----------  -----------
                                                        10,825,000    9,680,000
   Less current portion..............................   (2,033,000)  (1,394,000)
                                                       -----------  -----------
                                                       $ 8,792,000  $ 8,286,000
                                                       ===========  ===========

  The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 1996 are as follows: 1997, $1,394,000; 1998, $1,367,000; 1999, $801,000; 2000, $598,000; 2001, $580,000; and thereafter,
$4,940,000.

  The Company has a long-term, unsecured revolving line-of-credit with a bank of up to $135,000,000, of which $30,413,000 was outstanding at March 31, 1996. The line of credit expires November 30, 1999 and bears interest at the bank's prime rate plus 0.25% or, in certain circumstances, Eurodollar rate. The line of credit is subject to certain covenants for which the Company was in compliance at March 31, 1996. At March 31, 1996, $14,036,000 of standby letters of credit were issued under this line of credit.

(12) CONVERTIBLE SUBORDINATED DEBENTURES

  On October 20, 1993, the Company sold $60,000,000 aggregate principal amount of 5% convertible subordinated debentures due October 15, 2000. The debentures are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $20.50 per share, subject to adjustment in certain circumstances. The debentures are not redeemable prior to October 25, 1996, at which time the debentures are redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest to the date of redemption. Interest is payable on April 15 and October 15, commencing April 15, 1994.

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

  Effective August 31, 1994, the Company issued $45,000,000 of subordinated debt with common stock purchase warrants in connection with the acquisition of Smogless (see note 9). On September 18, 1995, these warrants to purchase 2,500,000 shares of Company common stock were exercised in exchange for the delivery of the $45,000,000 principal amount of subordinated debt.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


(13) ACCRUED LIABILITIES

  Accrued liabilities at March 31, 1995 and 1996 consist of the following:

                                                           1995        1996
                                                        ----------- -----------
   Accrued job costs, start-up and customer deposits... $ 8,783,000 $23,995,000
   Payroll, benefits and related taxes.................   5,343,000  10,899,000
   Warranty............................................   2,991,000   5,609,000
   Sales, property and other taxes.....................   4,081,000   3,971,000
   Interest............................................   1,540,000   2,993,000
   Sales commission....................................   1,441,000   1,998,000
   Future remediation, relocation & closure costs......     300,000  19,886,000
   Other...............................................   9,248,000  14,746,000
                                                        ----------- -----------
                                                        $33,727,000 $84,097,000
                                                        =========== ===========

(14) INCOME TAXES

  Income tax expense (benefit) from continuing operations for the years ended March 31, 1994, 1995 and 1996 consist of:

                                               1994         1995        1996
                                            -----------  ----------  ----------
   Federal:
     Current............................... $       --   $      --   $  238,000
     Deferred..............................  (3,239,000)  1,314,000     442,000
   State:
     Current...............................       3,000     157,000     250,000
     Deferred..............................         --     (368,000)   (173,000)
   Foreign:
     Current...............................         --          --    4,085,000
     Deferred..............................         --    1,554,000   2,240,000
                                            -----------  ----------  ----------
                                            $(3,236,000) $2,657,000  $7,082,000
                                            ===========  ==========  ==========

  Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal corporate tax rate of 34% for 1994 and 1995 and 35% for 1996 to income from continuing operations before income taxes as a result of the following:

                                           1994         1995         1996
                                        -----------  ----------  ------------
   Expected income tax provision
    (benefit).......................... $(1,964,000) $3,736,000  $  9,580,000
   Permanent differences...............    (377,000)   (189,000)      358,000
   State franchise tax, net of Federal
    tax benefit........................       2,000     105,000       519,000
   Change in balance of valuation
    allowance for deferred tax assets
    allocated to income tax expense....  (3,201,000)   (925,000)  (4,646,000)
   Net operating loss carryforward
    unable to be utilized..............   2,559,000         --            --
   Difference in U.S. tax rate and
    foreign tax rates..................         --      511,000     2,032,000
   Benefit of foreign net operating
    loss carryforwards.................    (255,000)   (581,000)     (761,000)
                                        -----------  ----------  ------------
                                        $(3,236,000) $2,657,000  $  7,082,000
                                        ===========  ==========  ============

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


  As of March 31, 1996, the Company has net operating loss carryforwards in France of approximately $19,952,000. Approximately $1,946,000 of the operating losses expire in the years 1997-1998, while the remainder have an indefinite carryforward period. Any benefit of the French loss carryforward must be shared equally between the Company and Alcoa until March 31, 1997. As of March 31, 1996, the Company also has net operating loss carryforwards in other European countries of approximately $7,338,000 which expire from 1997 to 2002.

  Additionally, as of March 31, 1996, the Company has net operating loss carryforwards generated from Liquipure of $14,362,000, which has been recognized in fiscal 1996. These loss carryforwards expire from 2002 to 2007.

  The Company also has available, at March 31, 1996, other net operating loss carryforwards for U.S. Federal income tax purposes of approximately $13,327,000 which expire in 2007 to 2010.

  The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:

                                                         1995          1996
                                                     ------------  ------------
   Deferred tax assets:
    Operating loss carryforwards.................... $ 16,456,000  $ 26,581,000
    Inventory.......................................    1,530,000     2,579,000
    Allowance for doubtful accounts.................      673,000     1,123,000
    Warranty........................................      645,000     1,604,000
    Vacation........................................      347,000       713,000
    Other accruals..................................      118,000       317,000
    Tax credits.....................................          --        276,000
    Other...........................................      370,000     1,581,000
                                                     ------------  ------------
                                                       20,139,000    34,774,000
    Valuation allowance.............................  (10,503,000)  (16,890,000)
                                                     ------------  ------------
       Total deferred tax assets....................    9,636,000    17,884,000
   Deferred tax liabilities:
    Depreciation and amortization...................    6,201,000    11,313,000
    Prepaid expenses................................      201,000       410,000
    Long-term contracts.............................          --      4,206,000
    Other...........................................    7,780,000       307,000
                                                     ------------  ------------
                                                       14,182,000    16,236,000
                                                     ------------  ------------
       Net deferred tax assets (liabilities)........ $ (4,546,000) $  1,648,000
                                                     ============  ============

  The Company believes that it is more likely than not that the net deferred tax assets, including Federal net operating loss carryforwards, will be realized prior to their expiration. This belief is based on recent and anticipated future earnings and, in part, on the fact that the Company has completed several acquisitions during and including the three years ended March 31, 1996 of companies with strong earnings potential. A valuation allowance of $16,890,000 at March 31, 1996 has been recognized and consists primarily of state and foreign net operating losses which may not be realized prior to their expiration periods.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


(15) SHAREHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

  In January 1992 and September 1994, the Company issued 880,000 shares of a new Series A Cumulative Convertible Preferred Stock and 185,185 shares of a new Series B Convertible Preferred Stock, respectively, in connection with acquisitions. On September 18, 1995, the Company repurchased and canceled 139,518 shares of Series B Preferred stock for $4,709,000, and converted 45,667 shares of Series B Preferred Stock into 68,500 shares of Company common stock. On March 4, 1996, the holder of the Company's Series A Preferred Stock tendered the 880,000 preferred shares for conversion into 1,320,000 shares of Company common stock pursuant to terms of the security.

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

OPTIONS

  Under the Company's 1991 Employee Stock Option Plan (the "Plan"), the exercise price of options granted is equal to their fair market value at the date of grant and the maximum term of the option may not exceed 10 years. If the optionee is a holder of more than 10% of the outstanding common stock of the Company, the option price per share is increased to at least 110% of fair market value, and the option term is limited to 5 years. The total number of shares of common stock authorized under the Plan is 2,587,500 shares. Each option granted becomes exercisable on a cumulative basis, 25% six months following the date of grant and 25% on each subsequent anniversary of the grant date.

  Under the Company's 1991 Director Stock Option Plan (the "Directors Plan"), the exercise price of options granted was equal to the higher of $2.00 below the market price or 60% of the market price on the date of grant. Effective April 1, 1996 the Directors Plan was amended to grant options equal to their fair market value at the date of grant. Under the Plan, each director of the Company who is not a full-time employee of the Company will receive each year an option to purchase 12,000 shares of common stock. The total number of shares available under the Directors Plan is 375,000 shares. Compensation expense of $80,000, $122,000 and $112,000 was recorded in 1994, 1995 and 1996, respectively, related to the Directors Plan.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


  Transactions involving the Plan and Directors Plan are summarized as follows:

                                         NUMBER OF                   AGGREGATE
                                          SHARES    EXERCISE PRICE     VALUE
                                         ---------  --------------- -----------
   Balance at March 31, 1993............   999,862  $ 2.02 to 34.00 $10,525,000
   Options granted......................   479,639    2.02 to 16.42   6,904,000
   Options exercised....................  (157,954)   3.67 to 13.92  (1,255,000)
   Options canceled.....................   (37,626)  11.00 to 34.00    (532,000)
                                         ---------  --------------- -----------
   Balance at March 31, 1994............ 1,283,921    2.02 to 16.42  15,642,000
   Options granted......................   598,860    2.02 to 15.88   7,650,000
   Options exercised....................  (160,693)   3.67 to 14.75  (1,422,000)
   Options canceled.....................   (27,190)  11.00 to 14.75    (375,000)
                                         ---------  --------------- -----------
   Balance at March 31, 1995............ 1,694,898    2.02 to 16.42  21,495,000
   Options granted......................   675,500   13.56 to 28.00  12,764,000
   Options exercised....................  (325,257)   2.02 to 16.42  (3,678,000)
   Options canceled.....................   (13,751)  12.79 to 15.87    (183,000)
                                         ---------  --------------- -----------
   Balance at March 31, 1996............ 2,031,390  $ 2.02 to 28.00 $30,398,000
                                         =========  =============== ===========

  In connection with the warrants, options, convertible debentures and preferred stock, the Company has reserved 8,895,169 shares at March 31, 1995 and 10,316,000 shares at March 31, 1996 for future issuance.

(16) RETIREMENT PLANS

  Pursuant to the terms of a collective bargaining agreement, one of the Company's U.S. subsidiaries has a defined benefit pension plan covering substantially all of its hourly employees. Pension plan benefits are generally based upon years of service and compensation. The Company's funding policy is to contribute at least the minimum amounts required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits. Plan assets are invested in broadly diversified portfolios of government obligations, mutual funds and fixed income and equity securities. The accumulated benefit obligation under this plan is not material to the consolidated financial statements.

  The Company has a defined contribution plan (under IRC Section 401(k)) covering substantially all U.S. salaried and hourly participating employees which provide for contributions based primarily upon compensation levels and employee contributions. The Company funds its contributions to these plans as accrued. Defined contribution plan expense to the Company was $519,000, $810,000 and $1,631,000 for the years ended March 31, 1994, 1995 and 1996, respectively.

(17) BUSINESS SEGMENT DATA AND EXPORT SALES

  The Company's sole business segment is the design, manufacture, operation and service of equipment for filtration, water treatment and wastewater treatment for industrial and municipal customers.

  There were no sales to any individual customers which accounted for 10% or more of revenue in fiscal 1994, 1995 and 1996.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


  Export sales accounted for $18,803,000, $29,306,000 and $48,636,000 in fiscal 1994, 1995 and 1996, respectively.

  Information about the Company's operations in different geographic locations for the years ended March 31, 1994, 1995 and 1996 is as follows:

                                          1994          1995         1996
                                      ------------  ------------ ------------
   Revenues from unaffiliated
    customers:
     United States................... $142,580,000  $167,900,000 $269,594,000
     Foreign.........................   37,841,000   104,132,000  202,943,000
                                      ------------  ------------ ------------
                                      $180,421,000  $272,032,000 $472,537,000
                                      ============  ============ ============
   Operating income (loss):
     United States................... $ (6,137,000) $  8,157,000 $ 17,874,000
     Foreign.........................    1,263,000     6,428,000   17,081,000
                                      ------------  ------------ ------------
                                      $ (4,874,000) $ 14,585,000 $ 34,955,000
                                      ============  ============ ============
   Identifiable assets:
     United States................... $228,531,000  $214,599,000 $487,344,000
     Foreign.........................   24,654,000   164,129,000  301,667,000
                                      ------------  ------------ ------------
                                      $253,185,000  $378,728,000 $789,011,000
                                      ============  ============ ============

(18) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

  The Company and its subsidiaries lease certain facilities and equipment under various noncancelable and month-to-month leases. These leases are accounted for as operating leases. Rent expense aggregated $2,999,000, $4,623,000 and $5,904,000 in 1994, 1995 and 1996, respectively.

  A summary of the future minimum annual rental commitments as of March 31, 1996, under operating leases follows:

                                                                     OPERATING
                                                                      LEASES
                                                                    -----------
   Fiscal year ending:
    1997........................................................... $ 5,065,000
    1998...........................................................   3,947,000
    1999...........................................................   3,511,000
    2000...........................................................   1,656,000
    2001...........................................................     803,000
    Thereafter.....................................................     892,000
                                                                    -----------
    Total minimum lease payments................................... $15,874,000
                                                                    ===========

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


CONTINGENT LIABILITIES

  In December of 1995, allegations were made by federal and state environmental regulatory authorities of multiple violations in connection with wastewater discharges at a facility owned by the Company. The facility was acquired by the Company as part of its acquisition of Polymetrics on October 2, 1995 (note 9). The Company has rights of indemnity from the seller which could be available if monetary damages and penalties are incurred in connection with any alleged violations occurring prior to the Company's acquisition of Polymetrics. In the opinion of management, the ultimate liability that may result from the above matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Legal proceedings pending against the Company consist of litigation incidental to the Company's business and in the opinion of management, based in part upon the opinion of counsel, the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  GROSS               NET INCOME
                                    REVENUES     PROFIT    NET INCOME PER SHARE*
                                  ------------ ----------- ---------- ----------
   1995
    First quarter................ $ 55,063,000 $15,221,000 $1,107,000    $.06
    Second quarter...............   67,201,000  19,285,000  1,908,000     .12
    Third quarter................   72,189,000  20,783,000  2,408,000     .15
    Fourth quarter...............   77,579,000  23,311,000  2,908,000     .18
   1996
    First quarter................ $ 91,539,000 $27,874,000 $3,359,000    $.16
    Second quarter...............  108,308,000  33,506,000  4,509,000     .19
    Third quarter................  126,907,000  38,199,000  5,880,000     .22
    Fourth quarter...............  145,783,000  44,901,000  6,542,000     .24

- --------
* Per common and common equivalent share

(20) SUBSEQUENT EVENTS

  On April 18, 1996, the Company signed a definitive agreement to acquire Zimpro Environmental, Inc. from Landegger Environmental Holdings Inc., an affilitate of The Black Clawson Company, and two limited partnerships in the John Hancock Capital Growth Fund ("The Hancock Fund") (collectively the "Stockholders"). Pursuant to the Agreement and Plan of Merger, the Company delivered 585,074 shares of Company Common Stock to the Stockholders and liquidated existing indebtedness to the Hancock Fund in exchange for 114,994 shares of Company common stock and $1,000,000 in cash. Zimpro manufactures wastewater treatment equipment with proprietary technologies in wet air oxidation, landfill leachate treatment systems, ground water remediation, filtration and sludge treatment systems.

  The transaction was consummated on May 31, 1996 and will be treated as a pooling of interests and, accordingly, the Company's future historical consolidated financial statements will be restated to include the accounts and results of Zimpro.

  Zimpro had revenues of $29,470,000, $31,678,000 and $28,877,000 for the years ended December 31, 1993, 1994 and 1995 respectively. Additionally, Zimpro had net income (losses) of ($1,513,000), $460,000 and ($6,732,000) for the years ended December 31, 1993, 1994 and 1995, respectively.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996


  On June 10, 1996, the Company entered into a definitive merger agreement with Davis Water & Waste Industries, Inc. ("Davis") in connection with a proposed acquisition by the Company of all of the outstanding capital stock of Davis. Pursuant to the terms of the definitive agreement the Company will exchange .933 shares of its common stock for each of the approximately 3,260,000 shares of Davis, subject to adjustment. Davis manufactures and markets products relating to the distribution of water and wastewater. Davis also designs, engineers, manufactures, sells and installs water and wastewater treatment equipment to comply with applicable health and water quality standards.

  The proposed transaction is expected to be completed by September 1996, and will be treated as a pooling of interests and, accordingly, the Company's future consolidated financial statements will be restated to include the accounts and results of Davis.

  Davis had revenues of $202,621,000, $215,649,000 and $226,489,000 for the
years ended April 30, 1994, 1995 and 1996, respectively. Additionally, Davis had net income (losses) of ($5,340,000), $3,448,000 and $5,749,000 for the years ended April 30, 1994, 1995 and 1996, respectively.

  On June 4, 1996, the Company announced a 3-for-2 split of the Company's common stock to be paid in the form of a stock dividend on July 15, 1996 to shareholders of record as of the close of business on June 14, 1996. The accompanying consolidated financial statements do not reflect the effects of this 3-for-2 split.

ITEM 9--CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders under the captions "Election of Directors" and "Security Ownerhsip," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

  The following report and financial statements are filed as part of this Form 10-K:

                                                                           PAGE
                                                                           ----
      Independent Auditors' Report........................................  29
      Consolidated Balance Sheets as of March 31, 1995 and 1996...........  30
      Consolidated Statements of Operations--Years Ended March 31, 1994,
       1995 and 1996......................................................  32
      Consolidated Statements of Shareholders' Equity--Years Ended March
       31, 1994, 1995 and 1996............................................  33
      Consolidated Statements of Cash Flows--Years Ended March 31, 1994,
       1995 and 1996 .....................................................  35
      Notes to Consolidated Financial Statements..........................  37

(A)(2) FINANCIAL STATEMENT SCHEDULE:

  See (d) below.

(A)(3) EXHIBITS:

  The following exhibits are filed herewith or incorporated by reference herein:

 2.0  Stock Purchase Agreement dated as of February 27, 1995 between United
      States Filter Corporation and The B.F.Goodrich Company (incorporated be reference to Exhibit 1.0 to Form 8-K dated March 2, 1995 (File No. 1-
      10728)).*
 2.1  Share Purchase Agreement dated April 3, 1995 among United States Filter
      Corporation, Thames Water Products & Services Limited, PWT Overseas
      Limited, Ionpure Technologies Limited and Thames Water PLC, including only Schedules 1, 2 and 3 (incorporated by reference to Exhibit 2.0 to
      Form 8-K dated April 3, 1995 (File No. 1-10728)).*
 2.2  Asset Purchase Agreement dated August 10, 1995 among Continental H2O
      Services, Inc. d/b/a Interlake Water Systems, U.S. Filter/Ionpure, Inc.
      and Florence E. Stockdale, James Timothy Stockdale, William E. Stockdale,
      III, John Christopher Stockdale and Melody S. Williamson and Katherine S.
      Price (incorporated by reference to Exhibit 1.0 to Form 8-K dated August
      11, 1995 (File No. 1-10728)).*
 2.3  Stock Purchase Agreement dated August 30, 1995 among United States Filter
      Corporation, Anjou International Company and Polymetrics, Inc.
      (incorporated by reference to Exhibit 1.0 to Form 8-K dated October 2,
      1995 (File No. 1-10728)).*
 2.4  Agreement and Plan of Merger dated as of April 15, 1996 among United
      States Filter Corporation,
      U.S. Filter/Zimpro Acquisition Corp., Landegger Environmental Holdings,
      Inc., John Hancock Capital Growth Fund II Limited Partnership, John
      Hancock Capital Growth Fund II Limited Partnership, Carl C. Landegger,
      Trustee and Black Clawson Company (incorporated by reference to Exhibit
      1.0 to
      Form 8-K dated May 31, 1996 (File No. 1-10728)).*
 2.5  Agreement and Plan of Merger dated as of June 10, 1996 among United
      States Filter Corporation,
      U.S. Filter/DWW Acquisition Corporation and Davis Water & Waste
      Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K dated June 10, 1996 (File No. 1-10728)).*
 3.0  Restated Certificate of Incorporation, as amended.
 3.1  Restated Bylaws (incorporated by reference to Exhibit 3.3 to Registration
      Statement on Form S-1
      (No. 33-41089)).
 4.0  5% Convertible Subordinated Debenture Indenture dated as of October 20,
      1993 between United States Filter Corporation and The First National Bank of Boston, as Trustee (incorporated by reference to Exhibit 4.1 to Form
      8-K dated October 20, 1993 (File No. 1-10728)).
 4.1  6% Convertible Subordinated Notes Indenture dated as of September 18,
      1995 between United States Filter Corporation and The First National Bank of Boston, as Trustee (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (No. 33-63281)).
 4.2  Amended and Restated Multicurrency Revolving Credit Agreement dated as of
      November 30, 1995 among United States Filter Corporation, certain of its subsidiaries, and The First National Bank of Boston, as Managing Agent,
      First Interstate Bank of California and ABN Amro Bank N.V., as
      Co-Agents, and certain other banks and financial institutions listed and named therein, including
      Exhibits A and K thereto (incorporated by reference to Exhibit 4 to Form
      10-Q for the quarter ended December 31, 1995 (File No. 1-10728)).
 4.3  Transfer, Registration and Other Rights Agreement dated as of August 31,
      1994 by and among United States Filter Corporation, Laidlaw International
      Investments (Luxembourg) S.A., Laidlaw Investments (Barbados) Ltd.,
      Marfit, S.p.A., Laidlaw, Inc. and Ing. Gilberto Cominetta (incorporated by reference to Exhibit 2.5 to Form 8-K dated October 4, 1994 (File No.
      1-10728)).
 4.4  Letter Dated May 29, 1996 from Laidlaw Inc. to United States Filter
      Corporation, amending the Transfer, Registration and Other Rights
      Agreement dated as of August 31, 1994.
 10.1 License Agreements dated November 22, 1989 between Millipore Corporation,
      Millipore Investment Holdings Limited and IP Holding Company
      (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended March 31, 1994 (File No. 1-10728)).

 10.2 United States Filter Corporation 1991 Employees Stock Option Plan, as amended through September 11, 1995.
 10.3 United States Filter Corporation 1991 Directors Stock Option Plan, as amended through September 14, 1994 (incorporated by reference to Exhibit
      10.2 to Form 10-Q for the quarter ended September 30, 1994 (File No. 1-
      10728)).
 10.4 Form of Executive Retention Agreement (incorporated by reference to
      Exhibit 10.6 to Form 10-K for the year ended March 31, 1995 (File No. 1-
      10728)).
 10.5 Form of Executive Retirement Plan (incorporated by reference to Exhibit
      10.7 to Form 10-K for the year ended March 31, 1995 (File No. 1-10728)).
 10.6 Annual Incentive Compensation Plan Summary.
 10.7 Employment Agreement dated July 2, 1992 between Thierry Reyners and
      United States Filter Corporation, as amended on December 30, 1992
      (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 1995 (File No. 1-10728).
 21.0 Schedule of Subsidiaries.
 23.0 Independent Auditors' Consent.
 27.0 Financial Data Schedule.

- --------
* Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.


(B) REPORTS ON FORM 8-K:

  The Company filed one report on Form 8-K during the quarter ended March 31, 1996 dated February 15, 1996 announcing the election of Robert S. Hillas and
J. Danforth Quayle as directors of the Company to fill two vacancies.

(C) EXHIBITS:

  See (a) (3) above.

(D) FINANCIAL STATEMENT SCHEDULE:

                                                                            PAGE
                                                                            ----
   Independent Auditors' Report on Schedule................................  57
   SCHEDULE
   --------
      II    Valuation and Qualifying Accounts.............................   58

  All other schedules for which provision is made in the applicable accounting regulations of the United States Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders
United States Filter Corporation:

  The audits referred to in our report dated June 7, 1996 included the related financial statement schedule as of March 31, 1995 and 1996, and for each of the years in the three-year period ended March 31, 1996, included in the annual report on Form 10-K of United States Filter Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          KPMG Peat Marwick LLP

Orange County, California
June 26, 1996

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                        THREE-YEARS ENDED MARCH 31, 1996

                         BALANCE AT  ACQUIRED    AMOUNTS                 BALANCE
                         BEGINNING    THROUGH    CHARGED     AMOUNTS    AT END OF
     DESCRIPTION         OF PERIOD  ACQUISITION TO EXPENSE WRITTEN OFF    PERIOD
     -----------         ---------- ----------- ---------- -----------  ----------
Year Ended March 31,
 1996:
 Allowance for Doubtful
  Accounts.............. $3,272,000 $1,172,000  $5,297,000 $(1,576,000) $8,165,000
                         ========== ==========  ========== ===========  ==========
Year Ended March 31,
 1995:
 Allowance for Doubtful
  Accounts.............. $1,857,000 $  603,000  $1,558,000 $  (746,000) $3,272,000
                         ========== ==========  ========== ===========  ==========
Year Ended March 31,
 1994:
 Allowance for Doubtful
  Accounts.............. $1,163,000 $  454,000  $  661,000 $  (421,000) $1,857,000
                         ========== ==========  ========== ===========  ==========

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED STATES FILTER CORPORATION

                                          By:  /s/ Richard J. Heckmann
                                             -------------------------------
                                                 Richard J. Heckmann
                                             Chief Executive Officer and
                                              President

Date: June 27, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Richard J. Heckmann         Chairman of the Board, Chief    June 27, 1996
- ------------------------------------  Executive Officer and
        Richard J. Heckmann           President

       /s/ Kevin L. Spence           Vice President and Chief        June 27, 1996
- ------------------------------------  Financial Officer
          Kevin L. Spence             (Principal Accounting
                                      Officer)

      /s/ Michael J. Reardon         Director and Executive Vice     June 27, 1996
- ------------------------------------  President
         Michael J. Reardon

         /s/ Tim L. Traff            Director and Senior Vice        June 27, 1996
- ------------------------------------  President
            Tim L. Traff

        /s/ James E. Clark           Director                        June 27, 1996
- ------------------------------------
           James E. Clark

      /s/ John L. Diederich          Director                        June 27, 1996
- ------------------------------------
         John L. Diederich

       /s/ Robert S. Hillas          Director                        June 27, 1996
- ------------------------------------
          Robert S. Hillas

       /s/ Arthur B. Laffer          Director                        June 27, 1996
- ------------------------------------
          Arthur B. Laffer

      /s/ Alfred E. Osborne, Jr.     Director                        June 27, 1996
- ------------------------------------
         Alfred E. Osborne, Jr.

      /s/ J. Danforth Quayle         Director                        June 27, 1996
- ------------------------------------
         J. Danforth Quayle

    /s/ C. Howard Wilkins, Jr.       Director                        June 27, 1996
- ------------------------------------
       C. Howard Wilkins, Jr.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                        DESCRIPTION OF EXHIBIT
 -------                      ----------------------
  2.0    Stock Purchase Agreement dated as of February 27, 1995 between
         United States Filter Corporation and The B.F. Goodrich Company
         (incorporated by reference to Exhibit 1.0 to Form 8-K dated
         March 2, 1995 (File No. 1-10728)).*
  2.1    Share Purchase Agreement dated April 3, 1995 among United States
         Filter Corporation, Thames Water Products & Services Limited,
         PWT Overseas Limited, Ionpure Technologies Limited and Thames
         Water PLC, including only Schedules 1, 2 and 3 (incorporated by reference to Exhibit 2.0 to Form 8-K dated April 3, 1995
         (File No. 1-10728)).*
  2.2    Asset Purchase Agreement dated August 10, 1995 among Continental
         H2O Services, Inc. d/b/a Interlake Water Systems, U.S.
         Filter/Ionpure, Inc. and Florence E. Stockdale, James Timothy
         Stockdale, William E. Stockdale, III, John Christopher Stockdale
         and Melody S. Williamson and Katherine S. Price (incorporated by reference to Exhibit 1.0 to Form 8-K dated August 11, 1995 (File
         No. 1-10728)).*
  2.3    Stock Purchase Agreement dated August 30, 1995 among United
         States Filter Corporation, Anjou International Company and
         Polymetrics, Inc. (incorporated by reference to Exhibit 1.0 to
         Form 8-K dated October 2, 1995 (File No. 1-10728)).*
  2.4    Agreement and Plan of Merger dated as of April 15, 1996 among
         United States Filter Corporation, U.S. Filter/Zimpro Acquisition
         Corp., Landegger Environmental Holdings, Inc., John Hancock
         Capital Growth Fund II Limited Partnership, John Hancock Capital
         Growth Fund II Limited Partnership, Carl C. Landegger, Trustee
         and Black Clawson Company (incorporated by reference to Exhibit
         1.0 to Form 8-K dated May 31, 1996 (File No. 1-10728)).*
  2.5    Agreement and Plan of Merger dated as of June 10, 1996 among
         United States Filter Corporation, U.S. Filter/DWW Acquisition
         Corporation and Davis Water & Waste Industries, Inc.
         (incorporated by reference to Exhibit 2.1 to Form 8-K dated June
         10, 1996 (File No. 1-10728)).*
  3.0    Restated Certificate of Incorporation, as amended.
  3.1    Restated Bylaws (incorporated by reference to Exhibit 3.3 to
         Registration Statement on Form S-1 (No. 33-41089)).
  4.0    5% Convertible Subordinated Debenture Indenture dated as of
         October 20, 1993 between United States Filter Corporation and
         The First National Bank of Boston, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 20, 1993
         (File No. 1-10728)).
  4.1    6% Convertible Subordinated Notes Indenture dated as of
         September 18, 1995 between United States Filter Corporation and
         The First National Bank of Boston, as Trustee (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3
         (No. 33-63281)).
  4.2    Amended and Restated Multicurrency Revolving Credit Agreement
         dated as of November 30, 1995 among United States Filter
         Corporation, certain of its subsidiaries, and The First National
         Bank of Boston, as Managing Agent, First Interstate Bank of
         California and ABN Amro Bank N.V., as Co-Agents, and certain other banks and financial institutions listed and named therein, including Exhibits A and K thereto (incorporated by reference to
         Exhibit 4 to Form 10-Q for the quarter ended December 31, 1995
         (File No. 1-10728)).

 EXHIBIT
   NO.                        DESCRIPTION OF EXHIBIT
 -------                      ----------------------
  4.3    Transfer, Registration and Other Rights Agreement dated as of
         August 31, 1994 by and among United States Filter Corporation,
         Laidlaw International Investments (Luxembourg) S.A., Laidlaw
         Investments (Barbados) Ltd., Marfit, S.p.A., Laidlaw, Inc. and
         Ing. Gilberto Cominetta (incorporated by reference to Exhibit
         2.5 to Form 8-K dated October 4, 1994 (File No. 1-10728)).
  4.4    Letter Dated May 29, 1996 from Laidlaw Inc. to United States
         Filter Corporation, amending the Transfer, Registration and
         Other Rights Agreement dated as of August 31, 1994.
 10.1    License Agreements dated November 22, 1989 between Millipore
         Corporation, Millipore Investment Holdings Limited and IP
         Holding Company (incorporated by reference to Exhibit 10.4 to
         Form 10-K for the year ended March 31, 1994 (File No. 1-10728)).
 10.2    United States Filter Corporation 1991 Employees Stock Option
         Plan, as amended through September 11, 1995.
 10.3    United States Filter Corporation 1991 Directors Stock Option
         Plan, as amended through
         September 14, 1994 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1994 (File No.
         1-10728)).
 10.4    Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended March 31, 1995
         (File No. 1-10728)).
 10.5    Executive Retirement Plan (incorporated by reference to Exhibit
         10.7 to Form 10-K for the year ended March 31, 1995 (File No. 1-
         10728)).
 10.6    Annual Incentive Compensation Plan Summary.
 10.7    Employment Agreement dated July 2, 1992 between Thierry Reyners and United States Filter Corporation, as amended on December 30,
         1992 (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended March 31, 1995 (File No. 1-10728)).
 21.0    Schedule of Subsidiaries.
 23.0    Independent Auditors' Consent
 27.0    Financial Data Schedule.

- --------
* Certain exhibits and schedules to the Exhibits attached hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.