Form 10-Q
period 1996-06-30
UNITED STATES FILTER CORP
filed 1996-08-13
CIK 318025

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1996
                               -------------

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-10728
                       -------

                        UNITED STATES FILTER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       33-0266015
  -------------------------------                     -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      identification No.)

                   40-004 COOK STREET, PALM DESERT, CA  92211
                   ------------------------------------------
              (Address of principal executive offices)  (Zip Code)

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

                     Yes   X    No
                         ----      ----

The number of shares of common stock, $.01 par value, outstanding as of August
7, 1996, is           shares.

                         Total number of pages  17
                                               ----


THERE IS ONE EXHIBIT FILED WITH THIS REPORT.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1996 AND MARCH 31, 1996
                                  (UNAUDITED)


                                                              June 30, 1996     March 31, 1996
                                                              -------------     --------------
                 ASSETS
Current assets:
    Cash and cash equivalents                                  $  7,483,000         16,685,000
    Short-term investments                                        1,443,000             65,000
    Accounts receivable, net                                    171,510,000        183,666,000
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                      44,242,000         32,156,000
    Inventories                                                  60,722,000         57,511,000
    Prepaid expenses                                              8,595,000          7,230,000
    Deferred taxes                                                3,577,000          3,577,000
    Other current assets                                         10,537,000          9,388,000
                                                               ------------        -----------
        Total current assets                                    308,109,000        310,278,000
                                                               ------------        -----------

Property, plant and equipment, net                              163,387,000        159,631,000
Investment in leasehold interests, net                           27,392,000         27,688,000
Cost in excess of net assets of businesses acquired, net        279,024,000        271,891,000
Other assets                                                     37,875,000         33,091,000
                                                               ------------        -----------
                                                               $815,787,000        802,579,000
                                                               ============        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             65,514,000         80,122,000
    Accrued liabilities                                          87,365,000         86,391,000
    Current portion of long-term debt                             1,542,000          7,757,000
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                          19,510,000         14,854,000
    Other current liabilities                                    19,466,000         23,202,000
                                                                -----------        -----------

       Total current liabilities                                193,397,000        212,326,000
                                                                -----------        -----------

Notes payable                                                    42,507,000         30,413,000
Long-term debt, excluding current portion                         7,767,000          8,286,000
Convertible subordinated debentures                             199,975,000        200,000,000
Deferred taxes                                                    1,929,000          1,929,000
Other liabilities                                                13,876,000         10,780,000
                                                                -----------        -----------
      Total liabilities                                         459,451,000        463,734,000
                                                                -----------        -----------

                                                                     (Continued)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)


                                                              June 30, 1996     March 31, 1996
                                                              -------------     --------------
Stockholders' equity:
    Common stock, $.01 par value; 75,000,000 shares
      authorized; 43,738,571 and 42,178,173 shares
      issued and outstanding at June 30, 1996 and
      March 31, 1996, respectively                                  437,000            422,000
    Additional paid-in capital                                  352,787,000        341,715,000
    Currency translation adjustment                               2,009,000          1,836,000
    Retained earnings (accumulated deficit)                       1,103,000         (5,128,000)
                                                               ------------        -----------

           Total stockholders' equity                           356,336,000        338,845,000
                                                               ------------        -----------

                                                               $815,787,000        802,579,000
                                                               ============        ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                         1996           1995
                                    ------------    ----------
Revenues                            $150,801,000    98,489,000

Cost of sales                        104,060,000    68,456,000
                                    ------------    ----------

   Gross profit                       46,741,000    30,033,000

Selling, general and
  administrative expenses             33,498,000    23,724,000
                                    ------------    ----------

   Operating income                   13,243,000     6,309,000

Other income (expense):
   Interest expense                   (4,280,000)   (2,653,000)
   Other income                          585,000       705,000
                                    ------------    ----------
                                      (3,695,000)   (1,948,000)
                                    ------------    ----------

   Income before income taxes          9,548,000     4,361,000

Income taxes                           2,631,000     1,184,000
                                    ------------    ----------

   Net income                       $  6,917,000     3,177,000
                                    ============    ==========

   Net income per common share      $       0.15          0.10
                                    ============    ==========

Weighted average number of
 common shares outstanding            45,133,000    30,881,000
                                    ============    ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                           1996            1995
                                                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  6,917,000       3,177,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization                                     9,821,000       4,744,000
        Provision for doubtful accounts                                     419,000         646,000
        Gain on sale of property and equipment                               (5,000)       (177,000)
        Stock option compensation                                                 -          28,000
        Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                      15,541,000      (5,879,000)
         Increase in costs and estimated earnings
          on uncompleted contracts                                      (12,086,000)    (10,968,000)
         Increase in inventories                                         (3,153,000)     (4,568,000)
         Increase in other assets                                        (7,306,000)     (3,899,000)
         Decrease in accounts payable and accrued expenses              (13,791,000)     (5,322,000)
         Increase (decrease) in billings in excess of costs
           and estimated earnings or uncompleted contracts                4,656,000      (2,068,000)
         Increase (decrease) in other liabilities                        (1,889,000)      7,078,000
                                                                       ------------    ------------

             Net cash used in operating activities                         (876,000)    (17,208,000)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchase of property, plant & equipment                  (11,159,000)     (3,818,000)
   Payment for purchase of acquisitions, net of cash acquired            (5,209,000)    (91,739,000)
   Investment in leasehold interests
   Proceeds from disposal of equipment                                       79,000       1,282,000
   Purchase of short-term investments                                    (1,378,000)     (2,979,000)
                                                                       ------------    ------------

         Net cash used in investing activities                          (17,667,000)    (97,254,000)
                                                                       ------------    ------------


                                                                     (Continued)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (CONTINUED)
                                  (UNAUDITED)


                                                            1996            1995
                                                        -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                             (3,399,000)      (237,000)
   Dividends paid on preferred stock                         (40,000)       (40,000)
   Proceeds from borrowings on notes payable
     and long-term debt                                   12,094,000      6,155,000
   Proceeds from issuance of common stock                    686,000     98,114,000
                                                         -----------    -----------
      Net cash provided by financing activities            9,341,000    103,992,000
                                                         -----------    -----------

      Net decrease in cash                                (9,202,000)   (10,470,000)

Cash balance at March 31, 1996 and 1995                   16,685,000     16,274,000
                                                         -----------    -----------

Cash balance at June 30, 1996 and 1995                   $ 7,483,000      5,804,000
                                                         ===========    ===========

Supplemental disclosures of cash flow information:

   Cash paid during the period for interest              $ 3,123,000      3,341,000
                                                         ===========    ===========

   Cash paid during the period for income taxes          $   273,000        357,000
                                                         ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND MARCH 31, 1996
                                  (UNAUDITED)



Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

         The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management of the Company, necessary for a fair presentation of the information contained therein. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, a copy of which may be obtained from the Company. The results of operations for interim periods are not necessarily indicative of the results of operations for full fiscal years.

         Income per Common Share
         -----------------------

         Income per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents, consisting of convertible preferred stock, options and warrants are included in the computation of income per share when their effect is dilutive.

         All income per share data in the accompanying consolidated financial statements have been restated to reflect a three for two common stock split paid by way of stock dividend on July 15, 1996.

         Primary and fully diluted income per common share for the three months ended June 30, 1996 and 1995, respectively, were calculated as follows:

                                                                      1996           1995
                                                                  -------------  -----------
         Net income                                               $ 6,917,000     3,177,000
         Dividends on preferred stock                                       -      (179,000)
                                                                  -----------    ----------

         Adjusted net income applicable to
           common shares                                          $ 6,917,000     2,998,000
                                                                  ===========     =========

         Weighted average shares outstanding                       43,552,000    30,191,000

         Add:
         Exercise of stock options and warrants reduced
           by the number of shares purchased with
           proceeds                                                 1,581,000       690,000
                                                                  -----------    ----------

         Adjusted weighted average shares
           outstanding                                             45,133,000    30,881,000
                                                                  ===========    ==========

         Income per common share:
         Net income                                               $      0.15          0.10
         Dividends on preferred stock                                       -         (0.00)
                                                                  -----------    ----------

         Adjusted income per common share                         $      0.15          0.10
                                                                  ===========    ==========

Note 2.  Inventories
         -----------

         Inventories at June 30, 1996 and March 31, 1996 consist of the following:

                               June 30, 1996   March 31, 1996
                               -------------   --------------
         Raw materials          $23,282,000      21,048,000
         Work-in-process         15,773,000      16,650,000
         Finished goods          21,667,000      19,813,000
                                -----------      ----------

                                $60,722,000      57,511,000
                                ===========      ==========

Note 3.  Acquisitions
         ------------

         On May 31, 1996, a wholly owned subsidiary of the Company merged with and into Zimpro Environmental, Inc. ("Zimpro"), in a tax free reorganization. In connection with this acquisition, the Company issued 585,074 shares (877,611 shares on a post-split basis) of the Company's common stock for all of the outstanding common and preferred shares of Zimpro pursuant to an Agreement and Plan of Merger among the Company, Landegger Environmental Holdings Inc., The Black Clawson Company, a trust, and two limited partnerships in the John Hancock Capital Growth Fund ("The Hancock Funds") (collectively the "Stockholders"). In addition, the Company liquidated existing indebtedness to the Hancock Funds in exchange for 114,994 shares (172,491 shares on a post-split basis) of Company common stock and $1,000,000 in cash.

         Zimpro, based in Wisconsin, manufactures wastewater treatment equipment with proprietary technologies in wet air oxidation, landfill leachate treatment systems, ground water remediation, filtration and sludge treatment systems.

         This transaction has been accounted for as a pooling of interests and, accordingly, the combined consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts and operations of Zimpro. Separate results of operations of the combined entities for the three months ended June 30, 1995 are as follows:

                                                    Three Months
                                                        Ended
                                                    June 30, 1995
                                                   --------------
         Revenues:
           U.S. Filter (as previously reported)      $91,539,000
           Zimpro                                      6,950,000
                                                     -----------

                Combined                             $98,489,000
                                                     ===========

         Net Income (loss)
           U.S. Filter (as previously reported)      $ 3,359,000
           Zimpro                                       (182,000)
                                                     -----------

                Combined                             $ 3,177,000
                                                     ===========

         Income per common share and
           common equivalent share:

           As previously reported                    $      0.11
                                                     ===========
           As restated                               $      0.10
                                                     ===========

         On June 10, 1996, the Company entered into a definitive merger agreement with Davis Water & Waste Industries, Inc. ("Davis") in connection with a proposed acquisition by the Company of all of the outstanding capital stock of Davis. Pursuant to the terms of the definitive agreement the Company will exchange 1.3995 shares of its common stock for each of the approximately 3,443,000 shares of Davis, subject to adjustment.

         Davis manufactures and markets products relating to the distribution of water and wastewater. Davis also designs, engineers, manufactures, sells and installs water and wastewater treatment equipment to comply with applicable health and water quality standards.

         The proposed transaction is expected to be completed on August 23, 1996, subject to Davis shareholder approval and other conditions precedent, and will be accounted for as a pooling of interests. The Company's future consolidated financial statements will be restated to include the accounts and results of Davis.

         Davis had revenues of $202,621,000, $215,649,000 and $226,489,000 for the fiscal years ended April 30, 1994, 1995, and 1996, respectively. Additionally, Davis had net income (losses) of ($5,340,000), $3,448,000 and $5,749,000 for the fiscal years ended
         April 30, 1994, 1995, 1996, respectively.

Note 4.  Stockholders' Equity
         --------------------

         On July 15, 1996, the Company paid in the form of a stock dividend a three for two split of the Company's common stock. All references to income per share and other common stock information in the accompanying condensed consolidated financial statements and notes thereto have been restated to reflect the stock dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations
         ---------------------

         Revenues. Revenues for the three months ended June 30, 1996 were $150,801,000, an increase of $52,312,000 from $98,489,000 for the comparable period of the prior fiscal year. This increase was due primarily to acquisitions completed by the Company after the first quarter ended June 30, 1995. Revenues from capital equipment sales for the three months ended June 30, 1996 represented 52% of total revenues, while revenues from services and operations represented 30%, and revenues from replacement parts and consumables represented 18%.

         Gross Profit. Gross profit increased 55.6% to $46,741,000 for the three months ended June 30, 1996 from $33,033,000 for the comparable period of the prior fiscal year. Total gross profit as a percentage of revenue ("gross margin") increased to 31.0% for the three months ended June 30, 1996, compared to 30.5% for the comparable period of the prior fiscal year. The increase in gross margin through June 30, 1996 was due to both a continued strengthening of gross margins in the recurring and higher margin service-based revenue business and to increased economies of scale in manufacturing operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $33,498,000 for the three months ended June 30, 1996 from $23,724,000 for the comparable period of the prior fiscal year. This increase was primarily due to the addition of sales and administrative personnel accompanying the Company's recent acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased to 22.2% during the three months ended June 30, 1996, as compared to 24.1% for the comparable period of the prior fiscal year. The decrease in the percentage of selling, general and administrative expenses to revenues for the three months ended June 30, 1996 was due primarily to the benefits derived from economies of scale resulting from growth in revenues, the continued implementation of cost controls and elimination of certain redundancies.

         Interest Expense. Interest expense increased to $4,280,000 for the three months ended June 30, 1996 from $2,653,000 for the comparable period of the prior fiscal year. Interest expense for the three months ended June 30, 1996 consists primarily of interest on the Company's 5.0% Convertible Subordinated Debentures issued October 20, 1993 and 6.0% Convertible Subordinated Notes issued September 18, 1995, respectively, and increased borrowings under the Company's bank line of credit to finance its revenue expansion and recent acquisitions. At June 30, 1996, the Company had cash and short-term investments of $8,926,000.

         Income Taxes. Income tax expense increased to $2,631,000 for the three months ended June 30, 1996 from $1,184,000 for the comparable period of the prior fiscal year. This increase was attributable to increased net income. The Company's effective tax rate for the three months ended June 30, 1996 was 27.6%. As of March 31, 1996, the Company had net operating loss carryforwards in France of approximately $19,952,000 and other European countries of approximately $7,338,000 for which no financial statement benefit has been recognized. Future recognition of these carryforwards will be reflected if the above operations generate sufficient earnings before the expiration periods of the loss carryforwards. In addition, the benefit of the French loss carryforwards must be shared equally between the Company and Alcoa until March 31, 1997, pursuant to an agreement between the Company and Alcoa related to the Company's acquisition of SCT in 1992.

         Net Income. Net income increased to $6,917,000 for the three months ended June 30, 1996 from $3,177,000 for the comparable period of the prior fiscal year. Net income per common share increased to $0.15 per share (based upon 45,133,000 weighted average common shares outstanding) for the three months ended June 30, 1996 from $0.10 per common share (based upon 30,881,000 weighted average common shares outstanding) for the comparable period of the prior fiscal year, after deducting $179,000 for dividends on the Company's preferred shares for the three-month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. At June 30, 1996, the Company had working capital of $114,712,000, including cash and short-term investments of $8,926,000. The Company's long-term debt at June 30, 1996 included $59,975,000 of convertible subordinated debentures bearing interest at 5.0% per annum due in year 2000, $140,000,000 of convertible subordinated debt due in year 2005 and bearing interest at 6.0% per annum, and notes payable totaling $9,309,000 and bearing interest at rates ranging from 2.0% to 11.5%. As of June 30, 1996, the Company had an available bank line of credit of $135,000,000, of which there were outstanding borrowings of $42,507,000 and outstanding letters of credit of $14,753,000.

  As of March 31, 1996, the Company had net operating loss carryforwards generated from SCT of approximately $19,952,000, for which no financial statement benefit has been recognized. Approximately $1,946,000 of the net operating loss carryforwards will expire in the fiscal years 1997 to 1998, while the remainder have an indefinite carryforward period. The Company also has net operating loss carryforwards in other European countries of approximately $7,338,000 which expire from 1997 to 2002 for which no financial statement benefit has been recognized. No benefit has been given to these net operating loss carryforwards because of the limited carryforward periods or the uncertain business conditions relating to the operations giving rise to such carryforwards. Future recognition of these net operating loss carryforwards will occur if the operations of SCT generate sufficient earnings before the expiration of the respective net operating loss carryforwards. In addition, in the case of SCT, until March 31, 1997, the benefit, if any, of such carryforwards is to be shared equally between the Company and Alcoa.

  The Company also has available at March 31, 1996, other net operating loss carryforwards for Federal income tax purposes of approximately $13,327,000 which expire in 2007 to 2010.

  The Company believes its current cash position, cash flow from operations, and available borrowings under the Company's line of credit will be adequate to meet its anticipated cash needs for working capital, revenue growth, scheduled debt repayment and capital investment objectives for the next twelve months.

Certain Trends and Uncertainties
- --------------------------------

Acquisition Strategy. In pursuit of its strategic objective of becoming the leading global single-source provider of water treatment systems and services, the Company has, since 1991, acquired and successfully integrated more than 40 United States based and international businesses with strong market positions and substantial water treatment expertise. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company generally has been successful in pursuing these acquisitions, there can be no assurance that the acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

International Transactions. The company has made and expects it will continue to make acquisitions and to obtain contracts in Europe, Asia, Latin America, and other areas outside the United States. While these activities may provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices and possible social, political and economic instability.

Reliance on Key Personnel. The Company's operations are dependent on the continued efforts of senior management, in particular, Richard J. Heckmann, its Chairman, Chief Executive Officer and President. Should any of the Senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected.

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

Cyclicality of Capital Equipment Sales. The sale of capital equipment within the wastewater treatment industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. The Company's revenues from capital equipment sales were approximately 60% of total revenues for the fiscal year ended March 31,1995, and 49% for the fiscal year ended March 31, 1996. While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions could have an adverse effect on the Company's revenues and profitability.

Potential Environmental Risks. The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company. In that regard, allegations have been made by federal and state environmental regulatory authorities of multiple violations by a wholly owned subsidiary of the Company with respect to applicable wastewater pretreatment standards at a Connecticut ion exchange regeneration facility acquired by the Company in October 1995 from Anjou International Company ("Anjou"). A grand jury investigation is pending which is believed to relate to the same conditions that were subject to the allegations. The Company has rights of indemnification from Anjou which may be available with respect to these matters. The Company's activities as owner and operator of a hazardous waste treatment and recovery facility are subject to stringent laws and regulations and compliance reviews. Failure of this facility to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. In addition, to some extent, the liabilities and risks imposed by environmental laws on the Company's customer's may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive or financial position.

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

           N/A

Item 5.    OTHER INFORMATION

           N/A

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

                           2.1 Agreement and Plan of Merger, dated as of June 10, 1996, among United States Filter Corporation, U.S. Filter/DWW Acquisition Corporation, and Davis Water & Waste Industries, Inc./1/


                          99.1 Joint Press Release, dated June 10, 1996, issued by United States Filter Corporation and Davis Water & Waste Industries, Inc./2/

           b)  Reports on Form 8-K

               The Company filed three Current Reports on form 8-K during the quarter ended June 30, 1996, one dated May 31, 1996, as amended on form 8-K/A dated June 28, 1996, under Item 2 of that form, one dated June 10, 1996 under Item 5 of that Form, and one dated June 27, 1996 under Item 5 of that Form. Financial statements were included in the Current Report on Form 8-K dated May 31, 1996 under Item 7 of that Form and in the Current Report on Form 8-K dated June 27, 1996 under Item 7 of that Form.

- ----------------
/1/ Previously filed with the Company's Current Report on Form 8-K dated June
    10, 1996 and incorporated herein by reference.
/2/ Previously filed with the Company's Current Report on Form 8-K dated June
    10,1996 and incorporated herein by reference.

                                   SIGNATURES



Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNITED STATES FILTER CORPORATION



                                      By:  /s/ Kevin L. Spence
                                           --------------------------------
Dated:  August 13, 1996                    Kevin L. Spence
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)