Form 10-Q
period 1996-09-30
UNITED STATES FILTER CORP
filed 1996-11-14
CIK 318025

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

{X} Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1996
                               ------------------

                                       or

{ } Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                          Yes     X         No
                                -----            -----

The number of shares of common stock, $.01 par value, outstanding as of November 10, 1996, is 57,905,964 shares.

                        Total number of pages       16
                                               ------------



THERE ARE FOUR EXHIBITS FILED WITH THIS REPORT.

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1996 AND MARCH 31, 1996
                                  (UNAUDITED)

                                                                         September 30, 1996  March 31, 1996
                                                                         ------------------  --------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 19,488,000        18,405,000
   Short-term investments                                                         816,000            65,000
   Accounts receivable, net                                                   213,594,000       218,855,000
   Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                52,802,000        33,575,000
   Inventories                                                                 88,230,000        75,313,000
   Prepaid expenses                                                            11,981,000         7,922,000
   Deferred taxes                                                               7,771,000         7,771,000
   Other current assets                                                         9,614,000        10,073,000
                                                                             ------------       -----------
     Total current assets                                                     404,296,000       371,979,000
                                                                             ------------       -----------

Property, plant and equipment, net                                            178,362,000       165,989,000
Investment in leasehold interests, net                                         27,057,000        27,688,000
Cost in excess of net assets of businesses acquired, net                      276,627,000       271,891,000
Other assets                                                                   50,317,000        38,958,000
                                                                             ------------       -----------
                                                                             $936,659,000       876,505,000
                                                                             ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $101,329,000       100,224,000
   Accrued liabilities                                                        102,000,000       102,415,000
   Current portion of long-term debt                                            1,386,000         7,892,000
   Billings in excess of costs and
     estimated earnings on uncompleted contracts                               19,631,000        15,797,000
   Other current liabilities                                                   11,344,000        21,894,000
                                                                             ------------       -----------

     Total current liabilities                                                235,690,000       248,222,000
                                                                             ------------       -----------

Notes payable                                                                  81,156,000        35,756,000
Long-term debt, excluding current portion                                       7,617,000         9,788,000
Convertible subordinated debentures                                           193,565,000       200,000,000
Deferred taxes                                                                  1,223,000         1,223,000
Other liabilities                                                              17,405,000        13,015,000
                                                                             ------------       -----------
     Total liabilities                                                        536,656,000       508,004,000
                                                                             ------------       -----------

Shareholders' equity:
   Common stock, par value $.01.  Authorized 150,000,000
     shares; 49,280,734 and 47,873,133 shares issued and outstanding
     at September 30, 1996 and March 31, 1996, respectively                       493,000           338,000
   Additional paid-in capital                                                 370,625,000       351,254,000
   Currency translation adjustment                                              2,691,000         1,836,000
   Retained earnings                                                           26,194,000        15,073,000
                                                                             ------------       -----------
     Total shareholders' equity                                               400,003,000       368,501,000
                                                                             ------------       -----------

                                                                             $936,659,000       876,505,000
                                                                             ============       ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                          Three Months                   Six Months
                                             Ended                          Ended
                                         September 30,                   September 30,
                                 -----------------------------   -----------------------------
                                      1996            1995            1996            1995
                                 --------------   ------------   --------------   ------------

Revenues                          $225,210,000    173,927,000      433,719,000    332,099,000

Costs of sales                     163,224,000    127,771,000      315,398,000    247,093,000
                                  ------------    -----------      -----------    -----------

 Gross profit                       61,986,000     46,156,000      118,321,000     85,006,000

Selling, general and
  administrative expenses           44,620,000     34,136,000       86,140,000     64,368,000
Merger expenses                      5,581,000              -        5,581,000              -
                                  ------------    -----------      -----------    -----------
                                    50,201,000     34,136,000       91,721,000     64,368,000
                                  ------------    -----------      -----------    -----------

 Operating income                   11,785,000     12,020,000       26,600,000     20,638,000

Other income (expense):
 Interest expense                   (3,582,000)    (3,536,000)      (7,972,000)    (6,548,000)
 Other                                 383,000        634,000        1,004,000      1,363,000
                                  ------------    -----------      -----------    -----------
                                    (3,199,000)    (2,902,000)      (6,968,000)    (5,185,000)
                                  ------------    -----------      -----------    -----------

 Income before taxes                 8,586,000      9,118,000       19,632,000     15,453,000

Income taxes                         2,361,000      2,747,000        5,404,000      4,743,000
                                  ------------    -----------      -----------    -----------

 Net income                       $  6,225,000      6,371,000       14,228,000     10,710,000
                                  ============    ===========      ===========    ===========

Net income per common share       $       0.12           0.15             0.28           0.27
                                  ============    ===========      ===========    ===========

Weighted average number of
  shares outstanding                51,108,000     40,124,000       50,629,000     37,911,000

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                    1996            1995
                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 14,228,000      10,710,000
Adjustments to reconcile net income to net cash
 used in operating activities:
 Provision for bad debts                                           1,049,000       1,320,000
 Depreciation and amortization                                    20,509,000      11,439,000
 Deferred income taxes                                                     -         194,000
 Stock option compensation                                                 -          56,000
 Decrease in closure reserves                                              -      (1,175,000)
 (Gain) loss on sale of assets                                        (5,000)        128,000
 Change in operating assets and liabilities:
(Increase) decrease in accounts receivable                         9,016,000      (2,446,000)
Increase in costs and estimated earnings
on uncompleted contracts                                         (19,227,000)    (12,409,000)
Increase in inventories                                          (12,859,000)    (11,361,000)
Increase in other assets                                         (15,684,000)       (752,000)
Increase (decrease) in accounts payable and
accrued expenses                                                   3,726,000      (3,477,000)
Increase (decrease) in billings in excess of costs and
estimated earnings or uncompleted contracts                        3,834,000      (3,968,000)
Decrease in other liabilities                                     (6,559,000)     (1,273,000)
                                                                ------------    ------------

Net cash used in operating activities                             (1,972,000)    (13,014,000)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of property, plant & equipment              (29,905,000)    (13,520,000)
Payment for purchase of acquisitions, net of cash acquired        (7,369,000)   (111,042,000)
Proceeds from disposal of equipment                                  203,000       1,287,000
Purchase of short-term investments                                  (751,000)       (117,000)
                                                                ------------    ------------

Net cash used in investing activities                            (37,822,000)   (123,392,000)
                                                                ------------    ------------




                                                            (Continued)
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (CONTINUED)
                                  (UNAUDITED)

                                                                       1996            1995
                                                                   -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                      -       97,510,000
  Net proceeds from sale of convertible subordinated debentures               -      136,249,000
  Repurchase of preferred stock                                               -       (4,709,000)
  Principal payments on debt                                         (5,342,000)     (54,690,000)
  Net proceeds from borrowings on notes payable                      45,400,000       32,519,000
  Proceeds from exercise of common stock options                      1,215,000          799,000
  Dividends paid                                                       (396,000)        (891,000)
                                                                    -----------      -----------
    Net cash provided by financing activities                        40,877,000      206,787,000
                                                                    -----------      -----------

Net increase in cash                                                  1,083,000       70,381,000

Cash balance at March 31, 1996 and 1995                              18,405,000       20,020,000
                                                                    -----------      -----------

Cash balance at September 30, 1996 and 1995                         $19,488,000       90,401,000
                                                                    ===========      ===========

Supplemental disclosures of cash flow information:

  Cash paid during the period for interest                          $ 8,654,000        5,087,000
                                                                    ===========      ===========

  Cash paid during the period for income taxes                      $ 4,553,000        2,519,000
                                                                    ===========      ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the information contained therein. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

Income per Common Share
-----------------------

Income per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents, consisting of options are included in the computation of income per share when their effect is dilutive. All income per share data in the accompanying condensed consolidated financial statements have been restated to reflect a three for two common stock split paid by way of a stock dividend on July 15, 1996.

Primary and fully diluted income per common share for the three and six month periods ended September 30, 1996 and 1995, were calculated as follows:

                                                      Three Months Ended           Six Months Ended
                                                         September 30,               September 30,
                                                      1996           1995         1996          1995
                                                  ------------   -----------   -----------  -----------
Net income                                        $ 6,225,000     6,371,000    14,228,000   10,710,000
Dividends on preferred stock                                -      (179,000)            -     (358,000)
                                                  -----------    ----------    ----------   ----------

Adjusted net income applicable to
  common shares                                   $ 6,225,000     6,192,000    14,228,000   10,352,000
                                                  ===========    ==========    ==========   ==========

Weighted average shares outstanding                48,944,000    39,029,000    48,671,000   37,019,000
Add:
Exercise of options and warrants reduced by
  the number of shares purchased with
  proceeds                                          2,164,000     1,095,000     1,958,000      892,000
                                                  -----------    ----------    ----------   ----------

Adjusted weighted average shares
  outstanding                                      51,108,000    40,124,000    50,629,000   37,911,000
                                                  ===========    ==========    ==========   ==========

Income per common share:
Net income                                        $      0.12          0.16          0.28         0.28
Dividends on preferred stock                                -         (0.01)            -        (0.01)
                                                  -----------    ----------    ----------   ----------

Adjusted income per common share                  $      0.12          0.15          0.28         0.27
                                                  ===========    ==========    ==========   ==========

Note 2.  Inventories
         -----------

Inventories at September 30, 1996 and March 31, 1996 consist of the following:

                              September 30, 1996   March 31, 1996
                              ------------------   --------------

Raw Materials                    $25,525,000         21,578,000
Work-in-Process                   25,906,000         17,997,000
Finished Goods                    36,799,000         35,738,000
                                 -----------         ----------

                                 $88,230,000         75,313,000
                                 ===========         ==========


Note 3.  Acquisitions
         ------------

On May 31, 1996, a wholly owned subsidiary of the Company merged with and into Zimpro Environmental, Inc. ("Zimpro"), in a tax free reorganization. In connection with this acquisition, the Company issued 877,611 shares of the Company's common stock for all of the outstanding common and preferred shares of Zimpro pursuant to an Agreement and Plan of Merger among the Company, Landegger Environmental Holdings, Inc., The Black Clawson Company, a trust, and two limited partnerships in the John Hancock Capital Growth Fund ("The Hancock Funds") (collectively the "Stockholders"). In addition, the Company liquidated existing indebtedness to The Hancock Funds in exchange for 172,491 shares of Company common stock and $1,000,000 in cash.

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

On August 23, 1996, the Company completed the acquisition of Davis Water & Waste Industries, Inc. ("Davis"). The Company issued 4,817,349 shares of the Company's common stock in exchange for all of the outstanding common shares and rights to acquire common shares of Davis pursuant to an Agreement and Plan of Merger between the Company and Davis.

Davis manufactures and markets products relating to the distribution of water and wastewater. Davis also designs, engineers, manufactures, sells and installs water and wastewater treatment equipment to comply with applicable health and water quality standards.

This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts and operations of Davis.

Separate results of operations of the combined entities for the three and six months ended September 30, 1995 are as follows:

                                                     Three Months Ended   Six Months Ended
                                                       September 30,        September 30,
                                                            1995                1995
                                                     ------------------   -----------------

         Revenues:
         U.S. Filter (as previously reported)               108,308,000        199,847,000
         Zimpro                                               6,752,000         13,702,000
         Davis                                               58,867,000        118,550,000
                                                            -----------        -----------

         Combined                                           173,927,000        332,099,000
                                                            ===========        ===========

         Net Income (loss)
         U.S. Filter (as previously reported)                 4,509,000          7,868,000
         Zimpro                                                  46,000           (136,000)
         Davis                                                1,816,000          2,978,000
                                                            -----------        -----------

         Combined                                             6,371,000         10,710,000
                                                            ===========        ===========

         Net income per common share and common
         equivalent share:

         As previously reported                                    0.13               0.23
                                                            ===========        ===========
         As restated                                               0.15               0.27
                                                            ===========        ===========

Merger expenses incurred to consummate the Davis transaction totaled $5,581,000 and consisted primarily of investment banking fees, printing, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other costs related to existing Davis pension plans and change in control payments.

Note 4.  Stockholders' Equity
         --------------------

On July 15, 1996, the Company effected, by way of a stock dividend, a three for two split of the Company's common stock. All references to income per share and other common stock information in the accompanying condensed consolidated financial statements and notes thereto have been restated to reflect the stock dividends.

Note 5.  Subsequent Events
         -----------------

On October 25, 1996, the Company acquired all of the outstanding capital stock of The Utility Supply Group, Inc. ("USG") in a tax-free merger pursuant to an Agreement and Plan of Merger. The Company issued 771,157 shares of its common stock in exchange for all of the outstanding capital stock of USG. The Company also assumed and/or repaid approximately $21,750,000 in third party debt. USG is a leading provider of water and wastewater related products and services to industrial and municipal customers through 30 offices in the United States.

USG had revenues of $156,838,000 and net income of $1,049,000 for the year ended December 31, 1995. The transaction will be accounted for as a purchase.

On October 28, 1996, the Company acquired all of the outstanding capital stock of WaterPro Supplies Corporation ("WaterPro") pursuant to a Stock Purchase Agreement. The Company issued as the entire consideration an aggregate of 3,201,507 shares of its common stock in exchange for all of the capital stock of WaterPro (1,157,734 shares) and in consideration for the repayment of related party debt (2,043,773 shares). WaterPro is the largest national distributor of water and wastewater related products and services for municipal water, sewer authorities and underground contractors, and has 43 locations throughout the United States.

WaterPro had revenues of $187,540,000 and net income of $2,329,000 for the period April 7, 1995 to December 31, 1995. The transaction will be accounted for as a purchase.

On September 14, 1996, the Company entered into a Purchase and Sale Agreement with Wheelabrator Technologies Inc. ("Wheelabrator") in connection with a proposed acquisition by the Company of Wheelabrator's Water Systems and Manufacturing Group ("WSMG"). Pursuant to the terms of the definitive agreement, the Company will pay approximately $369,600,000 in cash for WSMG, subject to adjustment, which provides a broad range of water and wastewater engineering, technology and systems.

In addition, the Company and Wheelabrator announced they had executed a letter of intent to establish a joint venture to develop, finance, own and operate water and wastewater infrastructure in North America.

WSMG had revenues of $293,207,000, $364,335,000 and $452,134,000 for the years ended December 31, 1993, 1994 and 1995, respectively. In addition, WSMG had net income of $13,454,000, $13,226,000 and $16,361,000 for the years ended December 31, 1993, 1994, 1995, respectively. The proposed transaction is expected to be completed in November 1996, and will be accounted for as a purchase.

On October 7, 1996, the Company entered into a Purchase and Sale Agreement with United Utilities PLC ("UU") and certain of its subsidiaries in connection with a proposed acquisition by the Company of UU's Process Equipment Division ("PED"). In accordance with the terms of the definitive agreement, the Company will pay (Pounds)100,500,000 in cash (approximately $160,050,000 based on assumed currency exchange rates), subject to adjustment, and (Pounds)25,000,000 in shares of the Company's common stock (approximately $41,250,000 based on assumed currency exchange rates) for PED, which provides a broad range of water and wastewater engineering technology and systems.

PED had revenues of $254,955,000 and $267,358,000 for the years ended March 31, 1995 and 1996, respectively, and net losses of $13,576,000 and $39,496,000 for the years ended March 31, 1995 and 1996 respectively. The proposed transaction is expected to be completed in January 1997, and will be accounted for as a purchase.

On September 12, 1996, the Company provided notice, pursuant to terms of its Indenture dated October 20, 1993, of its intent to redeem on October 25, 1996 all of its outstanding 5% Convertible Subordinated Debentures due 2000. As of October 25, 1996, all holders of the debentures converted the debentures into a total of approximately 4,390,000 shares of Company common stock pursuant to the terms of the Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the three months ended September 30, 1996 were $225,210,000, an increase of $51,283,000 or 29.5% from the $173,927,000 for the three months ended September 30, 1995. For the six months ended September 30, 1996, revenues increased $101,620,000 or 30.6% from the corresponding period in the prior year. These increases were due primarily to acquisitions completed by the Company subsequent to September 30, 1995. For the three months ended September 30, 1996, revenues from capital equipment sales represented 39.0% of total revenues, while revenues from services and operations represented 22.8% of total revenues, revenues from distribution represented 21.2% of total revenues and revenues from replacement parts and consumables represented 17.0% of total revenues.

Gross profit as a percentage of revenue ("gross margin") was 27.5% for the three months ended September 30, 1996 compared to 26.5% in the corresponding period in the prior year. For the six months ended September 30, 1996, the Company's gross margin was 27.3% as compared to 25.6% for the corresponding period in the prior year. This increase in gross margin was due primarily to the shift in revenue mix to recurring and higher margin service-based revenues.

For the three months ended September 30, 1996, selling, general and administrative expenses, excluding merger expenses, increased $10,484,000 to $44,620,000 as compared to the $34,136,000 in the comparable period in the prior year. During this period, selling, general and administrative expenses were 19.8% of revenues compared to 19.6% for the comparable period in the prior year. For the six months ended September 30, 1996, selling, general and administrative expenses were 19.9% compared to 19.4% for the corresponding period in the prior year.

Merger expenses were incurred during the three months ended September 30, 1996 relating to the Company's acquisition of Davis which was accounted for as a pooling of interests. These merger expenses, which totaled $5,581,000, consisted primarily of investment banking fees, printing, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other costs related to existing Davis pension plans and change of control payments.

Interest expense increased to $3,582,000 for the three months ended September 30, 1996 from $3,536,000 for the corresponding period in the prior year. Interest expense increased to $7,972,000 for the six months ended September 30, 1996 from $6,548,000 for the corresponding period in the prior year. Interest expense for the three and six months ended September 30, 1996 consisted primarily of interest on the Company's (i) 5% Convertible Subordinated Debentures due 2000 (all of which have been, as of October 25, 1996, converted into shares of the Company's common stock), (ii) Subordinated Notes which were delivered in connection with the exercise of warrants to acquire common stock on September 18, 1995, (iii) 6% Convertible Subordinated Notes issued on September 18, 1995 due 2005, and (iv) borrowings under the Company's bank line of credit. At September 30, 1996, the Company had cash and short-term investments of $20,304,000.

Income tax expense decreased to $2,361,000 for the three months ended September 30, 1996, from $2,747,000 in the corresponding period in the prior year. Income tax expense increased to $5,404,000 in the six months ended September 30, 1996, from $4,743,000 in the corresponding period in the prior year. The Company's effective tax rate for the three and six months ended September 30, 1996 was 27.5%.

Net income for the three months ended September 30, 1996 was $6,225,000, a decrease of $146,000 from the $6,371,000 for the three months ended September 30, 1995. Excluding the merger expenses of $5,581,000 incurred by the Company to complete the Davis acquisition, net income was $10,271,000, an increase of 61.2% over the same period in the prior year. For the six months ended September 30, 1996, net income increased $3,518,000 to $14,228,000 from $10,710,000 for the same period in the prior year. Excluding Davis merger expenses, net income for the six months ended September 30, 1996 totaled $18,279,000, an increase of 70.7% over the same period in the prior year. Net income per common share for the three and six months ended September 30, 1996 and 1995 were as follows:

                                     Three Months Ended      Six Months Ended
                                       September 30,         September 30,
                                     ------------------      ----------------
                                      1996        1995        1996      1995
                                     ------      ------      ------   -------

         Before merger expenses       $0.20       $0.15      $0.36    $0.27

         After merger expenses        $0.12       $0.15      $0.28    $0.27

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. At September 30, 1996, the Company had working capital of $168,606,000, including cash and short-term investments of $20,304,000. The Company's long-term debt at September 30, 1996 included $53,565,000 of 5% Convertible Subordinated Debentures due 2000 (all of which were converted into shares of the Company's common stock on October 25, 1996), $140,000,000 of 6% Convertible Subordinated Notes due 2005 and other long-term debt totaling $9,003,000 and bearing interest at rates ranging from 2.0% to 11.5%.

As of September 30, 1996, the Company had an existing bank line of credit of $135,000,000, of which there were outstanding borrowings of $81,156,000 and outstanding letters of credit of $14,446,000. The Company expects to obtain all or part of the funds necessary to complete the WSMG acquisition and the PED acquisition from borrowings under bank credit facilities. The Company has received a commitment letter from The First National Bank of Boston pursuant to which, subject to the satisfaction of various conditions, credit facilities of up to $700,000,000 would be made available to the Company to finance acquisitions (including the WSMG acquisition and the PED acquisition), to refinance any borrowings under the Company's current credit agreement, and for working capital and other general corporate purposes. Borrowings under these committed credit facilities would bear interest at variable rates of up to 2.25% above certain Eurocurrency rates or 0.05% above The First National Bank of Boston's base rate and have a five year maturity.

As of March 31, 1996, the Company had net operating loss carryforwards generated from Societe des Ceramiques Techniques S.A. ("SCT") of approximately $19,952,000, for which no financial statement benefit has been recognized. Approximately $1,946,000 of net operating loss carryforwards will expire in fiscal years 1997 and 1998, while the remainder have an indefinite carryforward period. The Company also has net operating loss carryforwards in other European countries of approximately $7,338,000 which expire from fiscal 1997 to 2002 for which no financial statement benefit has been recognized. The Company also has net operating loss carryforwards generated from Zimpro of approximately $2,905,000 for which no financial statement benefit has been recognized. No benefit has been given to these net operating loss carryforwards because of the limited carryforward periods or the uncertain business conditions relating to the operations giving rise to such carryforwards. Future recognition of these net operating carryforwards will occur if the operations of SCT and Zimpro generate sufficient earnings before the expiration of the respective net operating loss carryforwards. In addition, in the case of SCT, until March 31, 1997, the benefit, if any, of such carryforwards is to be shared equally between the Company and Aluminum Company of America.

The Company also has available at March 31, 1996, other net operating loss carryforwards for U.S. federal income tax purposes of approximately $13,552,000 which expire from fiscal 2007 to 2010.

Pursuant to an agreement entered into in conjunction with the acquisition of WaterPro, all former WaterPro stockholders and former WaterPro debtholders, who together hold an aggregate of 3,201,507 shares of the Company's common stock, have the right, exercisable during the 90-day period commencing on the sixtieth day after the date of consummation of the acquisition transaction, to require the Company to purchase all or any portion of such shares of Common Stock at a purchase price equal to $33.24 per share.

Pursuant to an agreement to be entered into in conjunction with the pending acquisition of PED, the Company has agreed to pay in cash the portion of the purchase price otherwise payable in shares of Common Stock if such shares are not at the time of issuance immediately saleable pursuant to the Company's shelf Registration Statement on Form S-4. In addition, the Agreement provides that if such shares are issued and then sold within a specified number of days after consummation of the acquisition for aggregate net proceeds of less than $39,000,000 (based on exchange rates for British pounds sterling as of November 12, 1996), the Company will pay the deficiency to PED in cash, and if the aggregate net proceeds exceed such amount, PED will pay the excess to the Company in cash.

The Company believes its current cash position, cash flow from operations, and available borrowings under the Company's line of credit will be adequate to meet its anticipated cash needs from working capital, revenue growth, scheduled debt repayment and capital investment objectives for at least the next twelve months.


Certain Trends and Uncertainties
---------------------------------

Acquisition Strategy. In pursuit of its strategic objective of becoming the leading global single-source provider of water treatment systems and services, the Company has, since 1991, acquired and successfully integrated more than 45 United States based and international businesses with strong market positions and substantial water and wastewater treatment expertise. The Company plans to continue to pursue acquisitions that complement its technologies, products and services, broaden its customer base and expand its global distribution network. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company generally has been successful in pursuing these acquisitions, there can be no assurance that the acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

International Transactions. The Company has made and expects it will continue to make acquisitions and to obtain contracts outside the United States. While these activities may provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, nationalization and possible social, political and economic instability.

Reliance on Key Personnel. The Company's operations are, and will be, dependent on the continued efforts of senior management, in particular, Richard J. Heckmann, its Chairman, Chief Executive Officer and President. Should any of the senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected.

Profitability of Fixed Price Contracts. A significant portion of the Company's revenues are, and will be, generated under fixed price contracts. To the extent that original cost estimates are inaccurate, costs to complete increase, delivery schedules are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected. The Company routinely records upward or downward adjustments with respect to fixed price contracts due to changes in estimates of costs to complete such contracts. There can be no assurance that future downward adjustments will not be material.

Cyclicality of Capital Equipment Sales. The sale of capital equipment within the wastewater treatment industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. A significant portion of the Company's revenues are, and will, be derived from capital equipment sales. While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions could have an adverse effect on the Company's revenues and profitability.

The sale of water and wastewater distribution equipment and supplies is also cyclical and influenced by various economic factors including interest rates, land development and housing construction industry cycles. Sales of such equipment and supplies are also subject to seasonal fluctuations in certain climates. As a result of the acquisitions of Davis, USG and

WaterPro, the sale of water and wastewater distribution equipment and supplies is expected to become a significant component of the Company's business. Cyclicality and seasonality of water and wastewater distribution equipment and supplies sales could have an adverse effect on the Company's revenues and profitability.

Potential Environmental Risks. The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. The Company is also subject to inherent risks associated with environmental conditions at facilities owned, and the state of compliance with environmental laws, by businesses acquired by the Company. While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company. In that regard, allegations have been made by federal and state environmental regulatory authorities of multiple violations by a wholly owned subsidiary of the Company with respect to applicable wastewater pretreatment standards at a Connecticut ion exchange regeneration facility acquired by the Company in October 1995 from Anjou International Company ("Anjou"). A grand jury investigation is pending which is believed to relate to the same conditions that were the subject of the civil actions. The Company has rights of indemnification from Anjou which may be available with respect to these matters. In addition, the Company's activities as owner and operator of certain hazardous waste treatment, storage and recovery facilities are subject to stringent laws and regulations and compliance reviews. Failure of these facilities to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. In other matters, the Company has been notified by the United States Environmental Protection Agency that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). It is possible that the Company could receive other such notices under CERCLA or other analogous state laws in the future. The Company does not believe that its liability, if any, relating to such matters will be material. In addition, to some extent, the liabilities and risks imposed by environmental laws on the Company's customer's may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive or financial position

Competition. The water and wastewater treatment industry is fragmented and highly competitive. The Company competes with many United States-based and international companies in its global markets. The principal methods or competition in the markets in which the Company competes are technology, prompt availability of local service capability, price, product specifications, customized design, product knowledge and reputation, ability to obtain sufficient performance bonds, timely delivery, and relative ease of system operations and maintenance, and the prompt availability of replacement parts. The municipal contract bid process, pricing and ability to meet bid specifications are the primary considerations. While no competitor is considered dominant, there are competitors which have have significantly greater resources than the Company, which, among other things, could be a competitive disadvantage to the Company in securing certain projects.

Technological and Regulatory Change. The water and wastewater treatment business is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for the Company's products and services. Changes in regulatory or industrial requirements may render certain of the Company's treatment products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. The Company's ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of its products will not become obsolete. In addition, the Company is subject to the risks generally associated with new product introduction and applications, including lack of market acceptance, delays in development or failure of products to operate properly.

Municipal Market. Completion of the Company's pending acquisitions will increase significantly the percentage of the Company's revenues derived from municipal customers. While municipalities represent an important market in the water and wastewater treatment industry, contractor selection processes and funding for projects in the municipal sector entail certain risks not typically encountered with industrial customers. Competition for selection of a municipal contractor typically occurs through a formal bidding process which can require the commitment of significant resources and greater lead times than industrial projects. In addition, demand in the municipal market is dependent upon the availability of funding at the local level, which may be the subject of increasing pressure as local governments are expected to bear a greater share of the cost of public services.

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           NONE

Item 2.    CHANGES IN SECURITIES

           N/A

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           N/A

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           (i) The following directors were reelected to terms expiring in 1999:

                                                              For      Withheld
                                                              ---      --------
                James E. Clark      - Class III Director   24,214,119   161,960
                Richard J. Heckmann - Class III Director   24,211,163   164,916
                Robert S. Hillas    - Class III Director   24,214,954   161,124

       (ii) An amendment to the Company's 1991 Employee Stock Option Plan to increase the number of authorized shares thereunder by 750,000 shares:

                              For      Against    Withheld
                          ----------   -------    --------
                          22,750,389   723,444     66,385

       (iii) An amendment to the Company's 1991 Directors Stock Option Plan to increase the number of authorized shares thereunder by 375,000 shares:

                              For      Against    Withheld
                          ----------   -------    --------
                          22,852,806   611,444     75,967

       (iv) An amendment to the Company's Articles of Incorporation to increase the number of total authorized shares to 150,000,000 common shares:

                              For      Against    Withheld
                          ----------   -------    --------
                          23,872,522   452,399     51,157

       (v) Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company:

                              For      Against    Withheld
                          ----------   -------    --------
                          24,321,259    9,301      45,519

Item 5.    OTHER INFORMATION

           N/A

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits

       The following exhibits are filed herewith or incorporated herein by reference:

       3.0   Restated Certificate of Incorporation, as amended.

       10.0 United States Filter Corporation 1991 Employee Stock Option Plan, as amended through September 13, 1996.

       10.1 United States Filter Corporation 1991 Directors Stock Option Plan, as amended through September 13, 1996.

       27.0  Financial Data Schedule

   b)  Reports on Form 8-K

       The Company filed six Current Reports on Form 8-K during the quarter ended September 30, 1996 as follows:

       (1) July 15, 1996 reporting a three-for-two stock split by way of stock dividend paid on July 15, 1996.
       (2)  July 15, 1996 filing certain accountants' consents;
       (3) August 23, 1996 reporting consummation of the acquisition of Davis Water & Waste Industries, Inc.;
       (4) September 6, 1996 reporting the execution of definitive agreements for the acquisition The Utility Supply Group, Inc., WaterPro Supplies Corporation and certain assets of Wheelabrator Technologies Inc.;
       (5) October 28, 1996 reporting consummation of the acquisition of WaterPro Supplies Corporation and filing certain financial statements and pro forma financial information for certain pending and completed acquisitions; and
       (6)  November 6, 1996 filing an accountants' consent.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 UNITED STATES FILTER CORPORATION



                                 By:  /s/ KEVIN L. SPENCE
                                      ----------------------------
Dated:  November 14, 1996             Kevin L. Spence
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Duly Authorized Officer)

                                 EXHIBIT INDEX



Exhibit                                                          Sequential
Number                         Description                       Page Number
-------                        -----------                       -----------

  3.0     Restated Certificate of Incorporation, as amended.

 10.0 United States Filter Corporation 1991 Employee Stock Option Plan, as amended through September 13, 1996.

 10.1 United States Filter Corporation 1991 Directors Stock Option Plan, as amended through September 13, 1996.

 27.0     Financial Data Schedule