Form 10-Q
period 1996-12-31
UNITED STATES FILTER CORP
filed 1997-02-14
CIK 318025

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1996
                               -----------------

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-10728
                       -------

                        UNITED STATES FILTER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                             33-0266015
-------------------------------            ------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            identification No.)


                   40-004 COOK STREET, PALM DESERT, CA  92211
                   ------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

                               Yes   X   No
                                  -------  -------

The number of shares of common stock, $.01 par value, outstanding as of February 10, 1997, is 71,622,869 shares.



                           Total number of pages        20
                                                  -----------
                           Exhibit Index on page        20
                                                  -----------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND MARCH 31, 1996
                                  (UNAUDITED)

                                                             December 31, 1996 March 31, 1996
                                                             ----------------- --------------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                $   311,920,000    18,405,000
    Short-term investments                                           767,000        65,000
    Accounts receivable, net                                     372,281,000   218,855,000
    Costs and estimated earnings in excess
     of billings on uncompleted contracts                         89,240,000    33,575,000
    Inventories                                                  175,414,000    75,313,000
    Prepaid expenses                                              13,967,000     7,922,000
    Deferred taxes                                                 7,822,000     7,771,000
    Other current assets                                          10,463,000    10,073,000
                                                             ---------------   -----------
      Total current assets                                       981,874,000   371,979,000
                                                             ---------------   -----------

Property, plant and equipment, net                               233,812,000   165,989,000
Investment in leasehold interests, net                            23,625,000    27,688,000
Cost in excess of net assets of businesses acquired, net         626,508,000   271,891,000
Other assets                                                      69,522,000    38,958,000
                                                             ---------------   -----------
                                                             $ 1,935,341,000   876,505,000
                                                             ===============   ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $   181,077,000   100,224,000
    Accrued liabilities                                          154,999,000   102,415,000
    Current portion of long-term debt                              8,147,000     7,892,000
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                            27,337,000    15,797,000
    Other current liabilities                                     15,711,000    21,894,000
                                                                ------------   -----------

      Total current liabilities                                  387,271,000   248,222,000
                                                                ------------   -----------

Notes payable                                                      4,943,000    35,756,000
Long-term debt, excluding current portion                         10,987,000     9,788,000
Convertible subordinated debentures                              554,000,000   200,000,000
Deferred taxes                                                     1,849,000     1,223,000
Other liabilities                                                 31,308,000    13,015,000
                                                                ------------   -----------
      Total liabilities                                          990,358,000   508,004,000
                                                                ------------   -----------

                                                                     (Continued)

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1996 AND MARCH 31, 1996 (CONTINUED)
                                  (UNAUDITED)

                                                               December 31, 1996   March 31, 1996
                                                               -----------------   --------------
Shareholders' equity:
   Common stock, par value $.01. Authorized 150,000,000
     shares; 69,730,440 and 47,873,133 shares issued and
     outstanding at December 31, 1996 and March 31, 1996,
     respectively                                                        697,000          338,000
   Additional paid-in capital                                        903,034,000      351,254,000
   Currency translation adjustment                                     1,981,000        1,836,000
   Retained earnings                                                  39,271,000       15,073,000
                                                                  --------------      -----------
     Total shareholders' equity                                      944,983,000      368,501,000
                                                                  --------------      -----------

                                                                  $1,935,341,000      876,505,000
                                                                  ==============      ===========




    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                              Three Months                 Nine Months
                                                 Ended                        Ended
                                              December 31,                December 31,
                                       -------------------------   ---------------------------
                                          1996          1995           1996           1995
                                       ----------   ------------   ------------   ------------

Revenues                       $      339,259,000   186,663,000    772,978,000    518,763,000

Costs of sales                        253,468,000   137,491,000    568,866,000    384,585,000
                               ------------------   -----------    -----------    -----------

   Gross profit                        85,791,000    49,172,000    204,112,000    134,178,000

Selling, general and
  administrative expenses              64,133,000    37,648,000    150,273,000    102,016,000
Merger expenses                                 -             -      5,581,000              -
                               ------------------   -----------    -----------    -----------
                                       64,133,000    37,648,000    155,854,000    102,016,000
                               ------------------   -----------    -----------    -----------

   Operating income                    21,658,000    11,524,000     48,258,000     32,162,000

Other income (expense):
   Interest expense                    (5,395,000)   (4,107,000)   (13,367,000)   (10,655,000)
   Other                                1,777,000     2,424,000      2,781,000      3,787,000
                               ------------------   -----------    -----------    -----------
                                       (3,618,000)   (1,683,000)   (10,586,000)    (6,868,000)
                               ------------------   -----------    -----------    -----------

   Income before taxes                 18,040,000     9,841,000     37,672,000     25,294,000

Income taxes                            4,963,000     2,839,000     10,367,000      7,582,000
                               ------------------   -----------    -----------    -----------

   Net income                  $       13,077,000     7,002,000     27,305,000     17,712,000
                               ==================   ===========    ===========    ===========

Net income
  per common share                          $0.22          0.15           0.51           0.43
                                            =====    ==========    ===========    ===========

Weighted average number
 of shares  outstanding                60,146,000    45,392,000     53,738,000     40,404,000


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996            1995
                                                                 --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  27,305,000      17,712,000
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Provision for bad debts                                             2,425,000       1,247,000
 Depreciation and amortization                                      31,895,000      20,396,000
 Deferred income taxes                                                       -           9,000
 Stock option compensation                                                   -          84,000
 Decrease in closure reserves                                                -      (1,888,000)
 Loss on sale of assets                                                  2,000         144,000
 Change in operating assets and liabilities:
   Decrease in accounts receivable                                  48,192,000         291,000
   Increase in costs and estimated earnings
   on uncompleted contracts                                        (27,236,000)     (3,811,000)
   Increase in inventories                                         (15,627,000)    (10,345,000)
   Increase in other assets                                        (20,413,000)    (16,027,000)
   Decrease in accounts payable and
   accrued expenses                                                (31,363,000)    (20,340,000)
   Decrease in billings in excess of costs and
   estimated earnings on uncompleted contracts                      (3,931,000)     (2,451,000)
   Increase (decrease) in other liabilities                         (5,643,000)      6,908,000
                                                                 -------------    ------------

   Net cash provided by (used in) operating activities               5,606,000      (8,071,000)
                                                                 -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of property, plant & equipment              (32,970,000)    (26,036,000)
  Payment for purchase of acquisitions, net of cash acquired      (404,478,000)   (182,631,000)
  Proceeds from disposal of equipment                                  384,000       1,635,000
  (Purchase) sale of short-term investments                           (702,000)      7,646,000
                                                                 -------------    ------------

  Net cash used in investing activities                           (437,766,000)   (199,386,000)
                                                                 -------------    ------------

                                                                (Continued)

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (CONTINUED)
                                  (UNAUDITED)

                                                                       1996          1995
                                                                   ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                          358,351,000    97,536,000
    Net proceeds from sale of convertible
     subordinated debentures                                        403,650,000   136,249,000
    Repurchase of preferred stock                                             -    (4,709,000)
    Principal payments on debt                                       (6,604,000)  (74,026,000)
    Net (payments) proceeds from borrowings on notes payable        (30,813,000)   60,997,000
    Proceeds from exercise of common stock options                    1,487,000     1,676,000
    Dividends paid                                                     (396,000)   (1,416,000)
                                                                   ------------   -----------

    Net cash provided by financing activities                       725,675,000   216,307,000
                                                                   ------------   -----------

Net increase in cash                                                293,515,000     8,850,000

Cash balance at March 31, 1996 and 1995                              18,405,000    20,020,000
                                                                    -----------    ----------

Cash balance at December 31, 1996 and 1995                         $311,920,000    28,870,000
                                                                   ============    ==========

Supplemental disclosures of cash flow information:

    Cash paid during the period for interest                       $ 13,077,000     7,159,000
                                                                   ============    ==========
    Cash paid during the period for income taxes                   $  6,096,000     3,913,000
                                                                   ============    ==========

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

Primary and fully diluted income per common share for the three and nine month periods ended December 31, 1996 and 1995, were calculated as follows:

                                                       Three Months Ended          Nine Months Ended
                                                          December 31,                December 31,
                                                    -------------------------   ------------------------
                                                       1996          1995          1996         1995
                                                    -----------   -----------   ----------   -----------
Net income                                          $13,077,000    7,002,000    27,305,000   17,712,000
Dividends on preferred stock                                  -     (179,000)            -     (537,000)
                                                    -----------   ----------    ----------   ----------

Adjusted net income applicable to
  common shares                                     $13,077,000    6,823,000    27,305,000   17,175,000
                                                    ===========    =========    ==========   ==========

Weighted average shares outstanding                  57,728,000   44,041,000    51,683,000   39,359,000
Add:
Exercise of options and warrants reduced by
  the number of shares purchased with proceeds        2,418,000    1,351,000     2,055,000    1,045,000
                                                    -----------   ----------    ----------   ----------

Adjusted weighted average shares outstanding         60,146,000   45,392,000    53,738,000   40,404,000
                                                    ===========   ==========    ==========   ==========

Income per common share:
  Net income                                        $      0.22         0.15          0.51         0.44
  Dividends on preferred stock                                -            -             -        (0.01)
                                                    -----------   ----------    ----------   ----------

Adjusted income per common share                    $      0.22         0.15          0.51         0.43
                                                    ===========   ==========    ==========   ==========

Note 2.      Inventories
             -----------
Inventories at December 31, 1996 and March 31, 1996 consist of the following:

                     December 31, 1996   March 31, 1996
                     -----------------   --------------

Raw Materials             $ 36,584,000       21,578,000
Work-in-Process             46,345,000       17,997,000
Finished Goods              92,485,000       35,738,000
                          ------------       ----------

                          $175,414,000       75,313,000
                          ============       ==========

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

Separate results of operations of the combined entities for the three and nine months ended December 31, 1995 are as follows:

                                            Three Months Ended        Nine Months Ended
                                                December 31,             December 31,
                                                   1995                     1995
                                            -------------------       ------------------

  Revenues:
  U.S. Filter (as previously reported)        $126,907,000                326,754,000
  Zimpro                                         7,299,000                 21,001,000
  Davis                                         52,457,000                171,008,000
                                               -----------                -----------

  Combined                                    $186,663,000                518,763,000
                                              ============                ===========

  Net Income (loss)
  U.S. Filter (as previously reported)           5,880,000                 13,748,000
  Zimpro                                           (34,000)                  (170,000)
  Davis                                          1,156,000                  4,134,000
                                               -----------                 ----------

  Combined                                       7,002,000                 17,712,000
                                               ===========                ===========

  Net income per common share and common
    equivalent share:

  As previously reported                      $       0.14                       0.38
                                              ============                 ==========

  As restated                                 $       0.15                       0.43
                                              ============                 ==========

Merger expenses incurred to consummate the Davis transaction totaled $5,581,000 and consisted primarily of investment banking fees, printing, stock transfer fees, accounting fees, legal fees, governmental filing fees and certain other costs related to existing Davis pension plans and change in control payments.

On October 25, 1996, the Company acquired all of the outstanding capital stock of The Utility Supply Group, Inc. ("USG") in a tax-free merger pursuant to an Agreement and Plan of Merger. The Company issued 771,157 shares of its common stock in exchange for all of the outstanding capital stock of USG. The Company also assumed and/or repaid approximately $21,750,000 in third party debt. USG is a leading provider of water and wastewater related products and services to industrial and municipal customers through more than 30 offices in the United States.

USG had revenues of $156,838,000 and net income of $1,049,000 for the year ended December 31, 1995. The transaction was accounted for as a purchase.

On October 28, 1996, the Company acquired all of the outstanding capital stock of WaterPro Supplies Corporation ("WaterPro") pursuant to a Stock Purchase Agreement. The Company issued as the entire consideration an aggregate of 3,201,507 shares of its common stock in exchange for all of the capital stock of WaterPro (1,157,734 shares) and in consideration for the repayment of related party debt (2,043,773 shares). WaterPro is the largest U.S. distributor of water and wastewater related products and services for municipal water, sewer authorities and underground contractors, and has 43 locations throughout the United States.

WaterPro had revenues of $187,540,000 and net income of $2,329,000 for the period April 7, 1995 to December 31, 1995. The transaction was accounted for as a purchase.

On December 2, 1996, the Company acquired the Wheelabrator Water Systems and Manufacturing Group ("WSMG") from Wheelabrator Technologies Inc. Pursuant to the terms of a Purchase and Sale Agreement, the Company paid approximately $369,600,000 in cash for WSMG, subject to adjustment. WSMG provides a broad range of water and wastewater engineering, technology and systems and has manufacturing and sales offices throughout the world.

WSMG had revenues of $293,207,000, $364,335,000 and $452,134,000 for the years ended December 31, 1993, 1994 and 1995, respectively. In addition, WSMG had net income of $13,454,000, $13,226,000 and $16,361,000 for the years ended December 31, 1993, 1994, 1995, respectively. The transaction was accounted for as a purchase.

Summarized below are the unaudited pro forma results of operations of the Company as though USG, WaterPro and WSMG had been acquired at the beginning of the nine month periods ended December 31, 1996 and 1995:

                                           Nine Months Ended
                                             December 31,
                                   ---------------------------------
                                           1996            1995
                                   ----------------   --------------

  Revenues                         $   1,323,000,000   1,149,423,000
                                   =================   =============

  Net income                       $      43,462,000      31,585,000
                                   =================   =============

  Net income per common share      $            0.66            0.55
                                   =================   =============

Note 4.      Notes Payable
             -------------

The Company has an unsecured multicurrency bank line-of-credit of up to $400,000,000 of which $4,943,000 was outstanding at December 31, 1996. The line-of-credit expires December 2001 and bears interest at variable rates of up to 2.25% above certain Eurocurrency rates or 0.50% above The First National Bank of Boston's base rate. At December 31, 1996 $37,239,000 of standby letters of credit were outstanding under this line-of-credit.

Note 5.      Convertible Subordinated Notes
             ------------------------------

On December 11, 1996 the Company sold $ 414,000,000 aggregate principal amount of 4.5% Convertible Subordinated Notes due 2001. The notes are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $39.50 per share, subject to adjustment in certain circumstances. The notes are not redeemable prior to December 15, 1999 at which time the notes are redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest to the date of redemption. Interest is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 1997.

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

Note 6.      Stockholders' Equity
             --------------------

On July 15, 1996, the Company effected, by way of a stock dividend, a three for two split of the Company's common stock. All references to income per share and other common stock information in the accompanying condensed consolidated financial statements and notes thereto have been restated to reflect the stock dividend.

On December 11, 1996, the Company completed an underwritten public offering of 11,804,206 shares of its common stock at a price equal to $31.625 per share. Also, pursuant to the exercise of the underwriters' over-allotment option, certain selling stockholders sold an aggregate of 845,794 shares of common stock in such offering. The net proceeds to the Company, after underwriting, discounts and commissions and before other related expenses were $358,553,000.

Note 7.      Subsequent Events
             -----------------

On January 6, 1997, the Company completed the acquisition of the Process Equipment Division ("PED") from United Utilities PLC pursuant to a Purchase and Sale Agreement. The Company paid approximately $160,000,000 and 1,320,312 shares of the Company's common stock, subject to post-closing adjustments for PED, which provides a broad range of water and wastewater engineering technology and systems.

PED had revenues of $254,955,000 and $267,358,000 for the years ended March 31, 1995 and 1996, respectively, and net losses of $13,576,000 and $39,496,000 for the years ended March 31, 1995 and 1996 respectively.

On February 3, 1997, the Company announced that it had entered into a letter of intent to acquire Wheelabrator EOS Inc. ("EOS") from Wheelabrator Technologies Inc. for $77,400,000, subject to adjustment. The total consideration for EOS will be paid in shares of the Company's common stock. EOS manages water, wastewater and ground water treatment facilities for both the municipal and industrial water and wastewater industry. EOS had revenues for calendar year 1996 of approximately $55,000,000. The proposed transaction is expected to be completed in April 1997, and will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the three months ended December 31, 1996 were $339,259,000, an increase of $152,596,000 or 81.7% from the $186,663,000 for the three months ended December 31, 1995. For the nine months ended December 31, 1996, revenues increased $254,215,000 or 49.0% from the corresponding period in the prior year. These increases were due primarily to acquisitions completed by the Company subsequent to December 31, 1995. For the three months ended December 31, 1996, revenues from capital equipment sales represented 37.5% of total revenues, while revenues from services, operations, replacement parts and consumables represented 28.5% of total revenues, and revenues from distribution, represented 34.0% of total revenues.

Gross profit as a percentage of revenue ("gross margin") was 25.3% for the three months ended December 31, 1996 compared to 26.3% in the corresponding period in the prior year. For the nine months ended December 31, 1996, the Company's gross margin was 26.4% as compared to 25.9% for the corresponding period in the prior year. This decrease in gross margin for the three months ended December 31, 1996 was due primarily to the effect of adding revenue from the Company's recently completed acquisitions of USG and WaterPro, each of which are in the waterworks distribution business.

For the three months ended December 31, 1996, selling, general and administrative expenses increased $26,485,000 to $64,133,000 as compared to the $37,648,000 in the comparable period in the prior year. During this period, selling, general and administrative expenses were 18.9% of revenues compared to 20.2% for the comparable period in the prior year. For the nine months ended December 31, 1996, selling, general and administrative expenses, excluding merger expenses (described below), were 19.4% compared to 19.7 % for the corresponding period in the prior year.

Merger expenses were incurred during the nine months ended December 31, 1996 relating to the Company's acquisition of Davis which was accounted for as a pooling of interests. These merger expenses, which totaled $5,581,000, consisted primarily of investment banking fees, printing, stock transfer fees, accounting fees, legal fees, governmental filing fees and certain other costs related to existing Davis pension plans and change of control payments.

Interest expense increased to $5,395,000 for the three months ended December 31, 1996 from $4,107,000 for the corresponding period in the prior year. Interest expense increased to $13,367,000 for the nine months ended December 31, 1996 from $10,655,000 for the corresponding period in the prior year. Interest expense for the three and nine months ended December 31, 1996 consisted primarily of interest on the Company's (i) 5% Convertible Subordinated Debentures due 2000 (all of which have been, as of October 25, 1996, converted into shares of the Company's common stock), (ii) 6% Convertible Subordinated Notes issued on September 18, 1995 due 2005, (iii) 4.5% Convertible Subordinated Notes issued on December 11, 1996 due 2001 and (iv) borrowings under the Company's bank line of credit. At December 31, 1996, the Company had cash and short-term investments of $312,687,000.

Income tax expense increased to $4,963,000 for the three months ended December 31, 1996, from $2,839,000 in the corresponding period in the prior year. Income tax expense increased to $10,367,000 in the nine months ended December 31, 1996, from $7,582,000 in the corresponding period in the prior year. The Company's effective tax rate for the three and nine months ended December 31, 1996 was 27.5%.

Net income for the three months ended December 31, 1996 was $13,077,000, an increase of $6,075,000 from the $7,002,000 for the three months ended December 31, 1995. For the nine months ended December 31, 1996, net income increased $9,593,000 to $27,305,000 from $17,712,000 for the same period in the prior year. Excluding Davis merger expenses, net income for the nine months ended December 31, 1996 totaled $31,351,000, an increase of 77.0% over the same period in the prior year. Net income per common share for the nine months ended December 31, 1996 and 1995 were as follows:


                              Nine Months Ended
                                December 31,
                              -----------------
                                1996       1995
                                ----       ----

  Before merger expenses      $   0.58     0.43
                              ========     ====

  After merger expenses       $   0.51     0.43
                              ========     ====


Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. At December 31, 1996, the Company had working capital of $594,603,000, including cash and short-term investments of $312,687,000. The Company's long-term debt at December 31, 1996, was $554,000,000 consisting of $140,000,000 of 6.0% Convertible Subordinated Notes due 2005 and $414,000,000 of 4.5% Convertible Subordinated Notes due 2001. The Company also had other long-term debt totaling $19,134,000 and bearing interest at rates ranging from 2.0% to 11.5%.

As of December 31, 1996, the Company had an existing bank line of credit of $400,000,000, of which there were outstanding borrowings of $4,943,000 and outstanding letters of credit of $37,239,000. Borrowings under this credit facility bears interest at variable rates of up to 2.25% above certain Eurocurrency rates or 0.50% above The First National Bank of Boston's base rate and have a five year maturity.

As of March 31, 1996, the Company had net operating loss carryforwards generated from Societe des Ceramiques Techniques S.A. ("SCT") of approximately $19,952,000, for which no financial statement benefit has been recognized. Approximately $1,946,000 of net operating loss carryforwards will expire in fiscal years 1997 and 1998, while the remainder have an indefinite carryforward period. The Company also has net operating loss carryforwards in other

European countries of approximately $7,338,000 which expire from fiscal 1997 to 2002 for which no financial statement benefit has been recognized. The Company also has net operating loss carryforwards generated from Zimpro of approximately $2,905,000 for which no financial statement benefit has been recognized. No benefit has been given to these net operating loss carryforwards because of the limited carryforward periods or the uncertain business conditions relating to the operations giving rise to such carryforwards. Future recognition of these net operating carryforwards will occur if the operations of SCT and Zimpro generate sufficient earnings before the expiration of the respective net operating loss carryforwards. In addition, in the case of SCT, until March 31, 1997, the benefit, if any, of such carryforwards is to be shared equally between the Company and Aluminum Company of America ("ALCOA"). On December 10, 1996, the Company paid a subsidiary of ALCOA $219,000 pursuant to such arrangement.

The Company also has available at March 31, 1996, other net operating loss carryforwards for U.S. federal income tax purposes of approximately $13,552,000 which expire from fiscal 2007 to 2010.

On January 6, 1997, the Company completed the acquisition of PED and paid approximately $160,000,000 in cash and 1,320,312 shares of the Company's common stock.

The Company believes its current cash position, cash flow from operations, and available borrowings under the Company's line of credit will be adequate to meet its anticipated cash needs from working capital, revenue growth, scheduled debt repayment and capital investment objectives for at least the next twelve months.

Certain Trends and Uncertainties
--------------------------------

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the United States Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

Acquisition Strategy. In pursuit of its strategic objective of becoming the leading global single-source provider of water and wastewater treatment systems and services, the Company has, since 1991, acquired and successfully integrated more than 50 United States based and international businesses with strong market positions and substantial water and wastewater treatment expertise. The Company plans to continue to pursue acquisitions that complement its technologies, products and services, broaden its customer base and expand its global distribution network. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company generally has been successful in pursuing these acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

International Transactions. The Company has made and expects it will continue to make acquisitions and expects to obtain contracts in markets outside the United States. While these activities may provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, nationalization and possible social, political and economic instability.

Reliance On Key Personnel. The Company's operations are dependent on the continued efforts of senior management, in particular Richard J. Heckmann, the Company's Chairman of the Board, President and Chief Executive Officer. There are no employment agreements between the Company and the members of its senior management, except Thierry Reyners, the Company's Executive Vice President-- European Group. Should any of the senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected.

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

Cyclicality And Seasonality. The sale of capital equipment within the water treatment industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. A significant portion of the Company's revenues are derived from capital equipment sales. While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions could have an adverse effect on the Company's revenues and profitability.

The sale of water and wastewater distribution equipment and supplies is also cyclical and influenced by various economic factors including interest rates, land development and housing construction industry cycles. Sales of such equipment and supplies are also subject to seasonal fluctuation in northern climates. As a result of recent acquisitions, the sale of water and wastewater distribution equipment and supplies is a significant component of the Company's business. Cyclicality and seasonality of water and wastewater distribution equipment and supplies sales could have an adverse effect on the Company's revenues and profitability.

Potential Environmental Risks. The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. The Company is also subject to inherent risks associated with environmental conditions at facilities owned, and the state of compliance with environmental laws, by businesses acquired by the Company. While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in cleanup obligations, civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company. In that regard federal and state environmental regulatory authorities have commenced civil enforcement actions related to alleged multiple violations of applicable wastewater pretreatment standards by a wholly owned subsidiary of the Company at a Connecticut ion exchange regeneration facility acquired by the Company in October 1995 from Anjou International Company ("Anjou"). A grand jury investigation is pending which is believed to relate to the same conditions that were the subject of the civil actions. The Company has certain rights of indemnification from Anjou which may be available with respect to these matters. In addition, the Company's activities as owner and operator of certain hazardous waste treatment and recovery facilities are subject to stringent laws and regulations and compliance reviews. Failure of these facilities to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. In other matters, the Company has been notified by the United States Environmental Protection Agency that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") at certain sites to which the Company or its predecessors allegedly sent waste in the past. It is possible that the Company could receive other such notices under CERCLA or analogous state laws in the future. The Company does not believe that its liability, if any, relating to such matters will be material. However, there can be no assurance that such matters will not be material. In addition, to some extent, the liabilities and risks imposed by environmental laws on the Company's customers may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive or financial position.

Competition. The water and wastewater treatment industry is fragmented and highly competitive. The Company competes with many United States based and international companies in its global markets. The principal methods of competition in the markets in which the Company competes are technology, prompt availability of local service capability, price, product specifications, customized design, product knowledge and reputation, ability to obtain sufficient performance bonds, timely delivery, the relative ease of system operation and maintenance, and the prompt availability of replacement parts. In the municipal contract bid process, pricing and ability to meet bid specifications are the primary considerations. While no competitor is considered dominant, there are competitors which have significantly greater resources than the Company, which, among other things, could be a competitive disadvantage to the Company in securing certain projects.

Technological And Regulatory Change. The water and wastewater treatment business is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for the Company's products and services. Changes in regulatory or industrial requirements may render certain of the Company's treatment products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. The Company's ability to anticipate changes in technology and regulatory standards and to develop successfully and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and to remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of its products will not become obsolete. In addition, the Company is subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to operate properly.

Municipal And Wastewater Market. Completion of certain recent and pending acquisitions will increase significantly the percentage of the Company's revenues derived from municipal customers. While municipalities represent an important market in the water and wastewater treatment industry, contractor selection processes and funding for projects in the municipal sector entail certain additional risks not typically encountered with industrial customers. Competition for selection of a municipal contractor typically occurs through a formal bidding process which can require the commitment of significant resources and greater lead times than industrial projects. In addition, demand in the municipal market is dependent upon the availability of funding at the local level, which may be the subject of increasing pressure as local governments are expected to bear a greater share of the cost of public services. A company recently acquired by the Company, Zimpro Environmental, Inc. ("Zimpro"), is party to certain agreements (entered into in 1990 at the time Zimpro was acquired from unrelated third parties by the entities from which it was later acquired by the Company), pursuant to which Zimpro agreed, among other things, to pay the original sellers a royalty of 3.0% of its annual consolidated net sales of certain products in excess of $35.0 million through October 25, 2000. Under certain interpretations of such agreements, with which the Company disagrees, Zimpro could be liable for such royalties with respect to the net sales attributable to products, systems and services of certain defined wastewater treatment businesses acquired by Zimpro or the Company or the Company's other subsidiaries after May 31, 1996. The defined businesses include, among others, manufacturing machinery and equipment, and engineering, installation, operation and maintenance services related thereto, for the treatment and disposal of waste liquids, toxic waste and sludge. One of the prior sellers has revealed in a letter to the Company an interpretation contrary to that of the Company. The Company believes that it would have meritorious defenses to any claim based upon any such interpretation and would vigorously pursue the elimination of any threat to expand what it believes to be its obligations pursuant to such agreements.

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

                    N/A

Item 2.    CHANGES IN SECURITIES

(c)  Privately Placed Securities

     1. On October 24, 1996, the Company issued 75,786 shares of its common stock, par value $.01 per share (the "Common Stock") to NI Industries, Inc., a Delaware corporation, as partial consideration for the acquisition of substantially all of the assets of Norris Environmental Services, Inc., a California corporation. Such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the United States Securities Act of 1933, as amended (the "Securities Act"). Pursuant to an agreement between the parties, such shares were subsequently registered for resale and sold pursuant to a Registration Statement on Form S-3 (Registration No. 333-20753).

     2. On October 24, 1996, the Company issued 771,157 shares of Common Stock to CGW Southeast Partners I. L.P., Mechelle C. Slaughter, Mickey Jordan and Harry K. Hornish, Jr. in a tax-free merger pursuant to which the Company acquired all of the outstanding capital stock of The Utility Supply Group, Inc., a Georgia corporation. Such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act, and 275,000 of such shares were subsequently registered for resale and sold upon exercise of an underwriters' over-allotment option pursuant to a Registration Statement on Form S-3 (Registration No. 333-14277).

     3. On October 28, 1996, the Company issued 3,201,507 shares of Common Stock to Edmundson International, Inc., Hajoca Corporation, Richard J. Klau and Christopher M. Pappo in exchange for all of the capital stock of WaterPro Supplies Corporation ("WaterPro") (1,157,734 of such shares) and in consideration of the repayment of related party debt of WaterPro (2,043,773 of such shares) to Edmundson International, Inc. Such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act, and were subsequently registered for resale and sold in at-the-market transactions pursuant to two Registration Statements on Form S-3 (Registration Nos. 333-18889 and 333-19489).

Item 3.        DEFAULTS UPON SENIOR SECURITIES

                    N/A

Item 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                    N/A

Item 5.        OTHER INFORMATION

                    N/A

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

     27.0    Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed three Current Reports on Form 8-K during the quarter ended December 31, 1996 as follows:

     1. Current Report on Form 8-K dated October 28, 1996 (as amended on Form 8-K/A dated December 19, 1996) reporting the acquisition of WaterPro Supplies Corporation pursuant to Item 2, reporting the status of certain other recent and pending acquisitions pursuant to Item 5, and filing certain financial statements and pro forma financial information related thereto. Such Current Report also reported the filing and effectiveness of certain registration statements with respect to domestic and international underwritten offerings of Common Stock of the Company and an underwritten offering of 4 1/2% Convertible Subordinated Notes due 2001 of the Company, which offerings were subsequently completed. See Notes 4 and 5 to Financial Statements in Item 1 of this Form 10-Q.

     2. Current Report on Form 8-K dated November 6, 1996 filing an accountant's consent.

     3. Current Report on Form 8-K dated December 2, 1996 reporting consummation of the acquisition of the Water Systems and Manufacturing Group from Wheelabrator Technologies, Inc., filing certain financial statements and pro forma financial information related thereto and reporting the execution of an Amended and Restated Multicurrency Credit Agreement among the Company and certain of its subsidiaries, the lenders named therein, DLJ Capital Funding, Inc., as Documentation Agent, ABN AMRO Bank, N.V., as Co-Agent, and The First National Bank of Boston, as Managing Agent.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNITED STATES FILTER CORPORATION



                                    By:  /s/ Kevin L. Spence
                                         -------------------
Dated:  February 14, 1997           Kevin L. Spence
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit                                                  Sequential
Number                         Description               Page Number
-------                        -----------               -----------


27.0                           Financial Data Schedule        21