Form 10-K
period 1997-03-31
UNITED STATES FILTER CORP
filed 1997-06-27
CIK 318025

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MARCH 31, 1997       COMMISSION FILE NUMBER: 1-10728

                       UNITED STATES FILTER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0266015
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  40-004 COOK STREET, PALM DESERT, CA                   92211
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (760) 340-0098

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     COMMON STOCK, $.01 PAR VALUE              NEW YORK STOCK EXCHANGE


 4 1/2% CONVERTIBLE SUBORDINATED NOTES         NEW YORK STOCK EXCHANGE
               DUE 2001                    (NAME OF EACH EXCHANGE ON WHICH
         (TITLE OF EACH CLASS)                       REGISTERED)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 1997 was approximately $2,167,988,924.

  The number of shares of Common Stock outstanding on June 23, 1997 was 80,377,604 shares.

  Documents incorporated by reference:

  Notice of 1997 Annual Meeting and Proxy Statement (Part III of Form 10-K).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

GENERAL

  United States Filter Corporation (the "Company") is a leading global provider of industrial and municipal water and wastewater treatment systems, products and services, with an installed base of systems that the Company believes is one of the largest worldwide. The Company is also a leading provider of service deionization ("SDI") and outsourced water services, including the operation of water and wastewater treatment systems at customer sites. It is actively involved in the development of privatization initiatives for municipal wastewater treatment facilities in the United States, Mexico and Canada. The Company sells equipment and provides services to its customers through more than 450 locations throughout the world. The Company also markets a broad line of water distribution and sewer and stormwater equipment and supplies through a network of over 110 service centers in the United States. In addition, the Company sells, installs and services a wide range of water treatment and water-related products for the residential and consumer markets.

  The Company's principal executive offices are located at 40-004 Cook Street, Palm Desert, California 92211 and its telephone number is (760) 340-0098. In this report, references to the Company or U.S. Filter shall mean United States Filter Corporation and its subsidiaries, unless the context requires otherwise.

  The Company has, since 1991, acquired and successfully integrated more than 75 United States based and international businesses. These acquisitions have enabled the Company to expand significantly the segments of the water and wastewater treatment industry in which it participates, to enter into additional geographic areas and serve additional industries, municipalities, governments and other customers and to expand its installed base, service network and range of products and technologies. The Company intends to actively seek additional acquisitions that enhance its geographic network, customer base, and range of product offerings, technologies, markets and industries served. The significant businesses acquired by the Company since March 31, 1996 are described below.

  PED. On January 6, 1997, the Company acquired the Process Equipment Division ("PED") of United Utilities Plc for approximately $166 million in cash, including acquisition costs, and 1,320,312 shares of Common Stock of the Company, subject to post-closing adjustments. The acquisition of PED provides the Company with a significant manufacturing and distribution presence in the municipal market for wastewater treatment equipment and systems, principally in Europe and North America. PED's principal business units include Envirex, a leading manufacturer of wastewater treatment equipment; General Filter, a world leader in potable water treatment systems; Wallace & Tiernan, a world leader in the manufacture of water and wastewater disinfection systems and components; and Edward & Jones and Asdor, which design and manufacture biosolids handling equipment.

  WSMG. On December 2, 1996, the Company acquired the Water Systems and Manufacturing Group ("WSMG") of Wheelabrator Technologies Inc. ("WTI") for approximately $374 million in cash, including acquisition costs. The acquisition of WSMG added to the Company's technological capabilities and product offerings, particularly in the municipal and industrial wastewater markets. WSMG products and systems are sold under brand names such as Microfloc(TM), IX/ER(R), Totaltreat(TM), Memclean(TM), EVAP(TM), RMS(TM) and ACMS(TM), and include such businesses as HPD, CPC, Rossmark, Darchet, Johnson Screens and Westates Carbon. With close to half of WSMG's 1995 revenues generated outside North America, principally in Europe and Asia, this acquisition also expanded the Company's engineering and manufacturing capabilities in those markets.

  Distribution Businesses. Beginning in August 1996, the Company acquired four businesses engaged primarily in marketing a broad line of water distribution and sewer and stormwater collection equipment and supplies purchased from independent manufacturers and suppliers, including underground pipe, pipe fittings, valves, fire hydrants, water meters and related equipment. The companies acquired were Davis Water and Waste

Industries, Inc. ("Davis"), WaterPro Supplies Corporation ("WaterPro"), The Utility Supply Group, Inc. ("USG"), and Sidener Supply Company ("Sidener"). These businesses serve customers in the continental United States and Mexico through a total of more than 110 distribution facilities located in 29 states. Another Davis unit added to the Company's capabilities in the design and manufacture of wastewater treatment equipment. The Company issued a total of 10,417,194 shares of Common Stock in connection with these acquisitions.

  EOS. On April 1, 1997, the Company acquired the contract operations and privatization businesses ("EOS") of WTI for 2,291,059 shares of the Company's Common Stock. EOS provides water and wastewater treatment maintenance and operation services pursuant to approximately 130 contracts. In addition, EOS is active in the development of privatization initiatives for municipal water and wastewater treatment facilities. In 1995 EOS became the first company in the United States to acquire a publicly-owned wastewater treatment plant pursuant to Executive Order 12803. This plant is located in Franklin, Ohio.

  U.S. Water. On April 11, 1997, the Company acquired United States Water Company, Inc. ("U.S. Water"), a network of 20 service branches located primarily in the midwestern United States serving the residential and commercial water treatment markets. The Company issued an aggregate of 493,077 shares of Common Stock in the acquisition of U.S. Water, subject to post-closing adjustment. The acquisition of U.S. Water's service network provides the Company with a strong entry into the residential market for bottled water, water softeners and whole-house and household point-of-use water treatment products and systems.

  In addition, since March 31, 1996, the Company has acquired a variety of other businesses, principally in the water and wastewater treatment industry, including a number of manufacturers of wastewater treatment equipment; a wastewater treatment engineering company; European and United States manufacturers and distributors of surface cleaning and preparation equipment; a resource recovery business located in Los Angeles, California; a total of 16 SDI, including 12 distributors of the Company's Continental product line of pre-engineered deionization systems, located in Alabama, Arkansas, Colorado, Florida, Illinois, Kansas, Louisiana, Minnesota, New Mexico, Oklahoma, Tennessee and Texas; and a number of small bottled water businesses for the individual consumer market.

THE WATER TREATMENT INDUSTRY

  Global population growth, economic expansion, scarcity of available water resources, heightened public concern about water quality and growing regulatory and legislative requirements have resulted in the continued growth in demand for water and wastewater treatment. In addition to the need for potable water, industrial companies require treated water for most manufactured products, whether as an ingredient in the finished product or as part of the manufacturing process. Accordingly, most manufacturers utilize water treatment systems to purify their incoming, or "process", water. Public water departments and private water companies, responsible for providing potable water, employ water treatment technology to purify their water supply. Furthermore, government regulations require most industrial companies and municipalities to treat their outgoing wastewater.

  Customers of the water and wastewater treatment industry can be classified into three broad categories: (i) industrial and commercial businesses, which include companies in such markets as pharmaceuticals, microelectronics, automotive, power generation, chemical processing, oil and metal finishing;
(ii) municipal and private suppliers of public water and wastewater services; and (iii) individual consumers of bottled water, household point-of-use products, such as domestic filtration systems and parts, and water softening and conditioning equipment.

 INDUSTRIAL AND COMMERCIAL USERS

  Industrial and commercial users have a significant need for treated water because it is a necessary component in many products and industrial and other processes. The quality of water varies dramatically across geographic regions, and water contains impurities that, if untreated, can render it effectively useless for most industrial purposes. The use of untreated water in manufacturing processes can result not only in inconsistent product quality, but also in substantial equipment degradation, which can lead to costly maintenance or replacement costs. Consequently, most manufacturers treat their process water in order to maintain a consistently acceptable degree of purity. For example, treated water is an integral component of many consumer goods and is used in the manufacture of pharmaceutical products, microelectronics and chemicals. Food and beverage manufacturers require water with consistent quality to preserve uniformity of taste and appearance in their products. As a result of these process specifications, industrial customers often require a broad range of treatment technologies to treat their process water.

  In addition to treating their process water to ensure product quality, industrial users are often required to treat their wastewater. Government regulations regarding the disposal of aqueous industrial waste, combined with public concern regarding industrial pollution, have led to increased awareness on the part of businesses and public utilities as to the benefits of wastewater treatment and waste minimization. In response to higher water prices and rising wastewater discharge fees, industrial manufacturers have also become aware of the cost-effectiveness of recycling their wastewater. As a result of these factors, industrial companies increasingly require complex systems and equipment to treat and recycle process water and wastewater.

 MUNICIPAL USERS

  Public awareness and governmental concern regarding the increasing scarcity of water, the quality of drinking water, and the potential health hazards associated with waste products discharged into the environment, have resulted in legislation, regulation and enforcement requiring strict standards for potable water and restrictions on the discharge of pollutants in municipal wastewater.

  The Company believes that, in many areas of the United States, aged municipal water and wastewater treatment infrastructure is operating at or near capacity, is in need of substantial capital expenditures and is not well-equipped to satisfy increasing regulatory and legislative requirements. In addition, many municipalities are experiencing reduced economic resources. The Company believes that, as a result, many such customers are seeking innovative solutions to their water treatment needs, such as improved technologies and equipment, and various outsourcing and service options, such as contract operations and privatization. Privatization involves the transfer of ownership and operation of water and wastewater treatment facilities to companies capable of providing such services on a long-term basis. Outside the United States, aged infrastructure and, in many areas, underdeveloped infrastructure, also require significant capital outlays and advanced technological approaches to address the populations' potable water and sewage treatment needs.

 INDIVIDUAL CONSUMERS

  The market for individual consumers consists of bottled water, point-of-use products, such as residential filtration systems and parts, and water softening and conditioning equipment installed at the point of entry to a household water system. Consumers' needs vary by geographic location as a result of differing water qualities and level of economic development. This segment of the industry is highly fragmented, and the Company believes there are thousands of participants in the potable water and point-of-use products markets.

PRODUCTS AND SERVICES

 PROCESS WATER GROUP

  The Company's Process Water Group provides single-source solutions for the treatment of industrial process water and municipal drinking water through what the Company believes to be the industry's broadest range of treatment systems, services and proven technologies.

 Products

  The Process Water Group designs, engineers, manufactures and installs pre-engineered and customized systems for the treatment of industrial process water and municipal drinking water utilizing a broad range of physical, biological and chemical treatment technologies that can be combined and configured to meet wide-ranging customer needs. The Company's process water systems range from a pre-packaged 0.5 liter-per-minute laboratory unit to a custom-designed boiler feedwater system that delivers thousands of gallons of high-purity water per minute.

  The separation processes and technologies utilized by the Company in process water treatment equipment and systems include, among others, cross-flow filtration (including reverse osmosis, ultrafiltration and microfiltration), media filtration (including microfiltration, particle filtration and ceramic filtration), ion exchange, continuous deionization ("CDI"), electrodialysis, carbon adsorption, biological processes, oxidation, disinfection, aeration, coagulation, flocculation, evaporation and crystallization. The Company's proprietary CDI process uses ion exchange resins, ion exchange membranes and an electrical current to produce high-purity water continuously, without the need for strong chemicals such as sulfuric acid and caustic soda required in typical ion exchange regeneration systems. The Company's Membralox(R) ceramic membranes used in filtration permit the achievement of selective separations in extreme operating environments.

  The water treatment equipment and systems sold by the Process Water Group are designed, engineered and assembled by the Company from one or more pieces of equipment and a variety of other components manufactured by the Company or purchased from third-party vendors. Larger industrial process water treatment systems can be trailer- or skid-mounted, or permanently installed on the customer's premises. Turnkey systems are generally designed and installed within 24 months following acceptance of a customer order. On such projects, the Company typically enters into lump-sum contracts under which the Company receives payments throughout the contract term based on a predetermined schedule.

  The Company's principal United States manufacturing facilities for the design, engineering, fabrication and assembly of reverse osmosis, media filtration and ion exchange process water treatment systems are located in Rockford, Illinois; Whittier, California; Colorado Springs, Colorado; Plantsville, Connecticut; and St. Genevieve, Missouri. These facilities aggregate approximately 392,300 square feet, and typically include sales, service and office space in addition to manufacturing capacity. The Company's CDI equipment is assembled at its facility in Lowell, Massachusetts. Smaller, standardized ion exchange water treatment systems primarily for the laboratory and medical markets are designed, engineered and assembled at the Company's San Antonio, Texas location. Laboratory and analytical testing for the Process Water Group is done at the Rockford and Lowell facilities, and research and development is centered at Lowell.

  The Process Water Group also manufactures and sells replacement parts required to support treatment systems manufactured by both the Company and, to a limited extent, its competitors. In addition, the Company markets consumables, such as membranes, ion exchange resin and carbon, to its customers.

  The Company also produces and installs profile wire screens for groundwater applications, oil and gas wells, food processing and coal/mineral processing. These welded, continuous-slot screen products are designed and manufactured at a 188,783 square foot facility in New Brighton, Minnesota.

  The Process Water Group also assembles and sells water bottling plant equipment, including semi-automatic, adjustable fill tables, bottling machines, injection systems for minerals, chemicals and flavors, and ozone and repressurization post-treatment systems for bacterial control in a 4,800 square foot facility in Santa Ana, California.

 Services

  SDI. The Company is a leading provider of SDI for industrial and commercial users. SDI is a term given to portable water deionization treatment equipment that uses ion exchange resins as the filtration medium to produce high-purity water and is designed to connect easily to a local water supply. Resin is retrieved and transported by a Company service representative to a Company regeneration plant for chemical recharging when it is exhausted. In the United States, the Company operates 37 regeneration plants in 18 states. SDI is widely-used in commercial and industrial applications and provides the Company with a recurring source of revenues and the opportunity to market its systems and other services to its existing SDI customer base. The Company, through its carbon reactivation facility located in Parker, Arizona, also has the ability to recycle spent carbon utilized in water treatment systems sold by the Company

  Outsourced Water. In addition to SDI, the Company's North American service business for process water treatment consists of short- and long-term contracts for the construction and operation of customer-owned water treatment systems, ongoing service and maintenance of existing systems and mobile water treatment services. The Company's outsourcing programs involve standard products and custom-designed systems installed and operated on the customers' sites by the Company's trained service technicians. Service contracts range in length depending on type of service from one to five years and are on a fixed price basis, subject to adjustments for inflation and other cost increases. The Company also offers customers the opportunity to outsource their water purification requirements through Company-owned and operated on-site water treatment systems. These contracts range in length from three to 20 years.

  TWO. In 1995, the Company formed Treated Water Outsourcing ("TWO"), a 50/50 joint venture with Nalco Chemical Company ("Nalco"), to finance, build, own and operate water treatment systems at customer sites under long-term contracts. Nalco, a leader in water chemistry, supplies the chemicals necessary for TWO's water treatment systems, while the Company supplies the capital equipment, design and service functions to meet TWO's customers' needs. TWO has access to Nalco's extensive sales force and customer base. Nalco and the Company each provide advisory and administrative services in order to assist TWO in bid and contract preparation and marketing.

 Customer Markets

  The markets for the Process Water Group's products and services span many industries, as well as public water departments and private water companies responsible for the supply of municipal drinking water. Systems and products manufactured at United States facilities are also marketed and sold throughout the world and, in particular, Europe, Asia and Latin America, as well as in North America.

  The Process Water Group's high-purity water treatment systems are marketed to customers in the pharmaceutical/biotechnology, food and beverage and medical/laboratory/research markets. Ultra-high-purity systems are offered for the microelectronics industry, where the removal of contaminants at a microscopic level is required. Other industrial markets for the Company's process water treatment products and technologies include a wide variety of applications in the automotive, chemical and petrochemical, metal finishing, power generation, oil field and refinery, pulp and paper and mining industries, all of which require improved or customized water in their manufacturing or other industrial processes. The Company also offers outsourced water services to customers in these markets, including financing, operating and maintaining process water treatment systems at customer sites, and providing mobile water treatment services on an emergency or short-term basis.

  The Process Water Group sells both custom-engineered and pre-assembled water treatment systems to the municipal drinking water market. The Company offers cryptosporidium giardia cyst removal, nitrate removal, reverse osmosis desalination and water softening technologies, as well as intake screens, aerators, clarifiers and disinfection, coagulation and chemical disinfection feed equipment to this market.

 WASTEWATER GROUP

  The Company's Wastewater Group is a leading provider of systems and services to treat and recycle municipal and industrial wastewater, biosolids treatment products and technologies and liquid hazardous waste treatment and recovery services.

 Products

  The Wastewater Group designs, engineers, manufactures and installs wastewater treatment equipment and systems for municipalities and industrial and commercial customers utilizing a wide range of treatment technologies, including many of those employed by the Company in process water applications. See "Process Water Group--Products". Systems and products also are offered for the treatment of municipal and industrial sludge and biosolids through dewatering, thickening, conditioning, composting and drying techniques. In addition, the Company provides systems to remove solids from liquid streams through the use of self-cleaning bar filter screens, grinders, macerators, conveyors and compactor systems. The Company also supplies material and equipment to wastewater customers for the control and monitoring of hydrogen sulfide odor. Time intervals for installation of completed equipment and systems sold by the Wastewater Group can range from six months to two years after acceptance of the Company's bid, depending upon the nature and complexity of the project. Replacement parts and consumables are marketed and sold to Wastewater Group customers as well.

  The Company's broad range of technologies enables the Wastewater Group to offer industrial customers products and systems for removing from liquid waste streams heavy metals and other inorganic solids, organics, toxic wastes, nitrogen compounds and solids, and free and emulsified grease and oil. Evaporation and crystallization technologies are used to clean and recycle wastewater, particularly in zero liquid discharge industrial applications. The Company's significant disinfection and biological treatment capabilities, including fixed-film and suspended growth systems that utilize microorganisms for nitrification and denitrification, specific organic destruction, BOD/COD reduction and nutrient removal, are critical in municipal wastewater and sewage treatment. Biological, chemical, carbon adsorption and fluidized bed technologies are offered to customers which require groundwater remediation systems or landfill leachate treatment. Landfill leachate treatment systems are designed to treat or eliminate wastewater drainage into groundwater and surrounding waterways.

  The Wastewater Group manufactures a variety of equipment and products for inclusion in its wastewater treatment, biosolids treatment, groundwater remediation, landfill leachate, fluid separation and odor control systems. Components for these systems are also purchased from third party vendors. The Company's principal North American facilities for the manufacture and assembly of wastewater treatment products and systems are located in Madison, Indiana; Woodstock, Illinois; Waukesha, Wisconsin; Rothschild, Wisconsin; Thomasville, Georgia; Vineland, New Jersey; Waterboro, South Carolina; Ames, Iowa; Edwardsville, Kansas; Warrendale, Pennsylvania; Billerica, Massachusetts; and Sarasota, Florida. These facilities aggregate 840,556 square feet, including, in most cases, sales and office space as well as manufacturing capacity. Design and engineering for Wastewater Group products is performed at the Warrendale location, as well as at facilities in Naperville, Illinois and Pittsburgh, Pennsylvania. Laboratory and analytical testing, including treatability studies, are conducted at the Warrendale and Rothschild plants, and at Company facilities in Roseville, Minnesota and Vernon, California.

  At a plant in St. Paul, Minnesota, the Company also manufactures automation and control systems for municipal water and wastewater treatment equipment using liquid level pressure and flow sensors, automatic pump controllers/alternators and remote control technology capabilities.

 Services

  Contract Operations. The Company provides services under more than 130 municipal and industrial wastewater treatment plant maintenance and operation contracts, including plant start-up assistance, plant operations and maintenance, planning and management, training of plant supervisors, operators and laboratory and maintenance personnel, refining process systems, management systems for process control, and plant diagnostic evaluations and energy audits. The Company also provides specialty repair and cleaning services for industrial wastewater management equipment. The Company's maintenance and operation contracts generally range in length from three to 10 years and often provide the owner of the facility with renewal options. The majority of such contracts are fixed price or lump sum contracts. In addition to operation and maintenance of customer-owned facilities, the Company also offers the option of Company-owned wastewater treatment facilities designed, constructed, owned and operated by the Company adjacent to or within industrial customers' facilities.

  Privatization. The Company is actively involved in the development of privatization initiatives for municipal wastewater treatment facilities. In July 1995, a subsidiary of EOS was the first to acquire a publicly-owned wastewater treatment plant in the United States pursuant to Executive Order 12803 issued in 1992, which was intended to facilitate the privatization of municipal facilities. The agreement provides for a subsidiary of the Company to operate the 4.5 million gallon per day MCD Franklin Wastewater Treatment Plant in Franklin, Ohio for a period of 20 years and to expand the facility as needed to meet future population growth.

  Resource Recovery. Another component of the Company's service business is its hazardous waste treatment facilities located in Roseville, Minnesota and Los Angeles, California. The Roseville facility operates a federal Resource Conservation and Recovery Act ("RCRA") permitted Part B centralized treatment and recovery facility. The Los Angeles facility operates a similar RCRA Part B facility. These facilities receive and treat wastes generated primarily by the metal finishing industry and printed circuit board manufacturers, and recover from these wastes and sell reusable chemicals and metals. These facilities offer the Company's customers a cost-effective recovery approach that reduces processing costs, the quantity of sludge generated and the environmental exposure associated with industrial waste. The Company also operates a facility in Parker, Arizona, which is authorized under Section 3005 of RCRA for the reactivation of spent carbon. The Company is currently negotiating the final terms and conditions for a RCRA Part B permit for such facility.

 Customer Markets

  Municipalities in North America, Europe, Asia and Latin America are a significant market for systems and products manufactured by the Wastewater Group in the United States. Municipal sewage plants often utilize three stages of treatment (primary, secondary and tertiary) before discharge to the environment. The Company offers wastewater and biosolids treatment systems to address those requirements. In addition, the Company's media filtration, reverse osmosis and ion exchange technologies have the capability of adding a fourth stage of treatment of municipal wastewater by removing remaining contaminants to a purity level that allows water to be recycled and reused in industrial applications. These technologies can reduce the impact of industrial growth in communities where water tables are low.

  Systems produced by the Wastewater Group are marketed to a variety of industrial customers. Markets include the pulp and paper, chemical, petrochemical, mining, power generation, meat and poultry, food processing, automotive, metal finishing and microelectronics industries. The recycle/reuse systems offered by the Company permit zero liquid discharge applications, providing industrial customers with the ability to circulate treated water back into plant processes, thereby reducing water usage, operating costs and discharges to the environment. In addition, prepackaged sewage treatment systems are sold to commercial and residential land developers, as well as industrial plants.

 DISTRIBUTION GROUP

  The Company's Distribution Group markets a broad line of water distribution and sewer and stormwater collection equipment and supplies, including underground pipe, pipe fittings, valves, fire hydrants, water meters and other related equipment necessary to underground construction. The Distribution Group purchases more than 20,000 products from approximately 3,000 manufacturers and suppliers. Certain products manufactured by the Company also are sold by the Distribution Group, as well as through the Company's other sales channels. The Company believes it is one of the largest suppliers of water distribution and sewer products in the United States.

  The Distribution Group's products are marketed primarily to contractors and municipalities through a network in the United States of more than 110 service centers located in 29 states. Each service center covers a radius of 50 to 200 miles, and maintains an inventory of water and sewer products that are sold to the industry at large. More than 95% of orders are filled and shipped from the service centers on the date that the order is requested by the customer. Products are transported to customers through a fleet of more than 300 vehicles, with larger orders being shipped direct from the manufacturer.

  All of the Distribution Group's locations are electronically linked through on-line systems. These systems give the individual service centers the ability to utilize inventory located throughout the United States to service their accounts. The system also includes an inventory management system which ensures that sufficient levels of inventory are available at each service center. The Distribution Group also offers municipalities on-line computer access that allows the customer to place orders, review quotations, check inventory and shipment status and confirm invoices.

  The Distribution Group also provides various services to its customers, including automatic meter reading installations; water meter testing, repair and certification; fire hydrant maintenance and replacement; manhole rehabilitation; pipeline taps; valve installations, repairs, replacement and testing; and on-the-job heavy duty polyethylene fusion capabilities.

 CONSUMER PRODUCTS GROUP

  The Company sells, installs and services a wide range of products which address household water problems. These products include water softening and conditioning equipment and other products installed at the point of entry to a residential water system, designed to soften hard water by reducing or removing minerals through ion exchange technology. The Consumer Products Group also sells point-of-use filtration units for improving the quality of drinking water, which utilize media filtration, reverse osmosis and/or carbon filter processes. These products are designed to be installed under sinks or directly at the point of use. Point-of-use systems are designed to reduce or remove from household water dirt and other sediment, rust, lead, chlorine, sulfur, off-tastes, odors, and other chemicals and microscopic impurities, including parasitic protozoan cysts.

  Through the Consumer Products Group's 25 service branches located principally in the Midwestern United States, Company representatives provide solutions to household water problems through testing and analysis, product selection, installation, monitoring and service. The Company also offers rental and financing of systems to residential customers.

  Point-of-entry systems are manufactured at the Company's facilities in Rockford, Illinois, as well as purchased from third party vendors. Point-of-use products sold and installed by the Consumer Products Group are purchased from third parties. Testing and analysis of household water samples is performed at Process Water Group laboratories in Rockford, Illinois.

  The Company also sells water in five-gallon bottles on a route basis through its residential service branches, and in a limited number of shopping centers on a walk-up basis. Purified drinking water is produced and bottled in five-gallon bottles by the Company at four bottling locations in the United States. The Consumer Products Group's representatives typically pick up for refill and deliver the five-gallon bottles to a customer's home or office on a regular route. Customers rent the bottled water dispensers from the Company. In addition, at a small number of locations in Texas and Florida, the Company also sells purified water by refilling customer-supplied containers at shopping center locations. Consumer water filtration and water-quality related products are also sold at these locations. The Company currently does not participate in any other segment of the bottled water market.

 INTERNATIONAL

  The Company has substantial sales and significant operations outside the United States, principally in Europe, Asia, Latin America and the Middle East. Information regarding the amounts of revenue, operating profit and identifiable assets attributable to each of the company's geographic areas and export sales is incorporated herein by reference to Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

 Europe, the Middle East and Africa

  Process water and wastewater treatment equipment and systems are designed, engineered, serviced and manufactured at over 50 facilities in 13 countries throughout Europe, the Middle East and Africa. This broad presence allows the Company to provide systems that respond to important local differences in environmental legislation, water quality, availability and cost. A wide range of separation processes and treatment technologies are employed in these systems, including most of those utilized by the Process Water Group and the Wastewater Group in the United States. The Company's systems and products are sold internationally to municipalities for drinking water purification, sewage treatment and sludge handling. The Company also has a wide variety of industrial customers in the pharmaceutical, food and beverage, power generation, metal finishing, chemical, petrochemical and automotive markets.

  Manufacturing facilities in Europe include plants in Tarbes, France; Almelo, the Netherlands; Stoke-on-Trent, United Kingdom; Ransbach-Baumbach, Germany; Dublin, Ireland; Soresina, Italy; and Madrid, Spain.

  The Company also provides SDI for industrial and laboratory users throughout western Europe, operating regeneration plants in the United Kingdom, France, the Netherlands, Germany and Spain. Also as part of its service business in Europe, the Company operates two municipal water treatment plants in Italy serving more than 1.5 million people under long-term contracts.

 Asia

  Through manufacturing and regeneration facilities in Singapore and Malaysia, the Company supplies a variety of process water treatment products and services, including SDI, to microelectronics manufacturers and other industrial customers in Asia. The Company also produces its profile wire screen products for distribution throughout Asia from its manufacturing facilities in Brisbane, Australia; Hyderabad, India; Ahmedabad, India; and Yokohama, Japan. The Company serves the wastewater market for industrial customers in Asia through the design and manufacture of wastewater treatment systems at locations in Singapore and Malaysia, and serves the municipal wastewater treatment market through two design and manufacturing facilities in Taiwan. In addition, water, wastewater and sewage treatment systems designed and manufactured at these locations and in the United States and Europe are marketed through sales offices in Hong Kong; Singapore; Malaysia; Australia; The Peoples Republic of China; The Republic of China (Taiwan); Japan; and Korea.

 Latin America

  The Company markets process water and wastewater treatment systems engineered and assembled by the Process Water Group and the Wastewater Group, through sales locations in Mexico, Venezuela, Brazil, Puerto Rico and Argentina. In Mexico, the Company also has a manufacturing facility where pumps and other equipment are made for sale around the world. Additionally, through a joint venture with a Mexican partner, the Company operates an SDI business that is focused on industrial and commercial customers throughout Mexico. The Company also owns and operates two concessions for wastewater treatment facilities under long term contracts for the cities of Cuernavaca and Yautepec, Mexico. These wastewater systems were designed, manufactured, and installed by the Company.

 OTHER BUSINESSES

  The Company also manufactures a line of nonpolluting surface finishing systems for use by a variety of industrial customers, including foundries, steel processors, aircraft manufacturing, automobile producers and rubber and plastics producers, in cleaning and finishing metal and other materials. The Company manufactures portable, fully-enclosed units for finishing difficult-to-clean surfaces such as concrete surfaces, ship decks and hulls. These systems capture the emissions particulate generated by such operations, preventing contamination of the environment. In addition, spare parts for materials cleaning systems are produced. The Company also manufactures high-alloy combustion grates used in the high-temperature furnaces of trash-to-energy facilities.

SALES AND MARKETING

  The Company maintains a worldwide distribution network of sales and service facilities, a global network of manufacturers' representatives and international representatives, and numerous distributors and licensees.

  In the United States, sales and marketing responsibilities for the Process Water Group, Wastewater Group and Consumer Products Group are divided across five geographic regions in the U.S. Each industrial, commercial and municipal sales prospect is reviewed to determine which of the Company's engineering and manufacturing resources should be utilized to best meet the customer's needs. Technical support is available across the Company to assist marketing personnel in working with the end-user to select the appropriate technology for a given application.

  Process Water Group products and systems are sold predominantly through a direct sales force. The Wastewater Group's sales are made principally through a network of independent manufacturer's representatives.

  The Company's manufacturer's representatives are independent businesses which are paid on a commission basis and in certain cases have the exclusive right to sell the Company's products and systems in a specified geographical area. The Company provides both engineering and marketing support to its manufacturer's representatives.

  A portion of the Company's revenues are derived from recommendations by independent engineers and consultants who advise the ultimate customer. Both the Company's manufacturers' representatives and direct sales force work with engineers, consultants and customers to encourage them to specify the Company's products.

  Sales of process water, wastewater and sewage treatment systems and products outside the United States are conducted through a direct sales force and international representatives. In addition, a number of licensees manufacture and sell certain of the Company's products in Europe, Asia, Africa, Australia and Mexico. The Company provides technical support to these licensees and is either paid a royalty on sales or participates in the sale directly. For the fiscal years ended March 31, 1995, 1996 and 1997, the Company's sales outside the United States were approximately $112.8 million, $212.9 million and $419.5 million, respectively, and accounted for approximately 19%, 26% and 30%, respectively, of the Company's total sales.

  The Distribution Group's equipment and supplies are marketed by Company-employed salesmen. Salesmen call directly on customers within their assigned territories and work with architects, engineers and government agencies to assist customers in determining their product needs.

RAW MATERIALS AND SUPPLIES

  Raw materials, primarily steel, filtration media, ion exchange resins, membranes and component parts such as pumps and valves, and products purchased for resale by the Distribution Group, are available from a number of sources. The Company has not experienced difficulty in obtaining the materials, components and supplies used in its operations.

BACKLOG AND SEASONALITY

  The Company had the following backlog as of March 31, 1996 and 1997, which includes capital equipment purchase orders and revenues expected to be generated during the next 12 months under certain long-term contracts. The capital equipment orders are scheduled for delivery and installation during the following 12 months and are believed by management to be firm.

                DATE                           AMOUNT
                ----                       --------------
                                           (IN THOUSANDS)
            March 31, 1996................    $219,124
            March 31, 1997................    $644,535

  The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. There is no material backlog for water distribution equipment and supplies since these orders normally are shipped within one to ten days following receipt of an order. Backlog also is not a meaningful measure of ongoing business in the residential water business.

  Certain of the Company's contracts for engineered products and services provide for progress payments during the engineering and manufacturing period. The balance is due upon acceptance or start-up, or, in the case of most municipal and governmental purchasers, 90 to 180 days after delivery and installation. Demand for most of the Company's products and services is not typically affected by seasonal changes. The Distribution Group's operations are affected by winter weather in parts of the United States, and generally can be expected to generate lower sales in the third and fourth fiscal quarters.

PRODUCT DEVELOPMENT; PATENTS, TRADEMARKS AND LICENSES

  In order to provide its customers with cost-effective water treatment solutions, the Company offers a wide variety of filtration and purification technologies. The Company uses its own research and development, augmented by customer-funded, vendor-funded and government-funded research spending, in order to provide its customers with advanced products. In addition, the Company uses its analytical laboratories to perform water analyses and to test the effectiveness of filtration media and techniques in order to enhance the Company's capability to design systems tailored specifically for the particular needs of customers. The Company's product development expenditures for the fiscal years ended March 31, 1995, 1996 and 1997 were approximately $5.5 million, $6.5 million and $8.3 million, respectively.

  The Company currently owns a significant number of patents in the United States and in various countries worldwide. Although the Company believes that the patents and trademarks associated with the Company's various product lines are of value, it does not consider any of them to be essential to its business.

COMPETITION

  The water and wastewater treatment industry is fragmented, with numerous regional participants in the United States and in countries throughout the world who are limited in their geographic scope. This fragmentation is primarily due to local differences in water quality and supply, different levels of demand for water resulting from varying concentrations of industry and population, and local governmental regulation. Most participants in the water and wastewater treatment industry provide a limited number of treatment technologies, a limited number of products or services, or focus on a particular industry. While the number of industry participants ranges from several large companies to hundreds of small local companies, there are few competitors in the industry that offer a full range of water and wastewater treatment equipment, technologies and services. The Company believes it offers the industry's broadest range of cost-effective treatment systems, services and proven technologies.

  The water and wastewater treatment markets are highly competitive. The Company knows of no reliable statistics that provide a basis from which to estimate the Company's relative competitive position in these markets. The principal methods of competition in the water and wastewater treatment markets in which the Company competes are technology, service, price, product specifications, customized design, product knowledge and reputation, ability to obtain sufficient performance bonds, timely delivery, the relative ease of operation and maintenance and the prompt availability of replacement parts. In the municipal contract bid process, pricing and the ability to meet bid specifications are the primary considerations. For privatization and outsourcing projects, performance guarantees are also a factor. While no competitor is considered dominant, there are competitors that are divisions or subsidiaries of larger companies which have significantly greater resources than the Company.

  In connection with the marketing of water distribution equipment and supplies, the Company competes with a large number of independent wholesalers, other distribution chains similar to the Company and manufacturers who sell directly to customers. The principal methods of competition include product knowledge by the sales force, prompt delivery following receipt of an order, local service and price. Due to the various sources and methods of competition and types of products sold by the Company, the Company knows of no reliable statistics upon which there might be based an estimate of the Company's relative competitive position in this market. However, the Company believes that it is one of the largest distributors of water distribution equipment and supplies in the United States based on annual revenues from sales of such products.

  The residential water market is also highly competitive and fragmented. The Company competes in this market with companies with national distribution networks, businesses with regional scope and local product assemblers or service companies, as well as retail outlets. The principal methods of competition in this market are distribution capabilities, product specifications, product knowledge, reputation, technology, service and price. The Company believes that there are thousands of participants in the household water market.

PRODUCT WARRANTIES; INSURANCE

  The Company generally offers one-year product warranties on its equipment. In some instances the warranties may be for shorter or longer periods, consistent with market practices. Performance guarantees apply to most of the Company's systems. The costs incurred by the Company to date under its product warranties and systems guarantees have not been material.

  The Company maintains insurance for itself and its principal United States based and international subsidiaries in amounts and with coverages which the Company believes to be adequate and appropriate for the covered risks.

EMPLOYEES

  As of March 31, 1997, the Company had approximately 10,000 full-time employees assigned to the Company's various worldwide offices and facilities. Certain of the Company's United States employees at Rockford, Illinois; Whittier, California; Washington, Illinois; Granite City, Illinois; and Warren, Michigan are covered by collective bargaining agreements, the terms of which expire, respectively, on April 1, 1999, April 30, 1998, April 14, 1998, November 30, 1997 and July 30, 1999. Certain of the Company's non-United States based employees also are covered by collective bargaining agreements. The Company believes that its relationships with the unions and with its non-represented employees are good.

                              EXECUTIVE OFFICERS

  The following table sets forth certain information regarding the executive officers of the Company:

      NAME                       AGE                  POSITION
      ----                       ---                  --------
Richard J. Heckmann.............  53 Chairman of the Board of Directors, Chief
                                     Executive Officer and President
Michael J. Reardon..............  43 Executive Vice President
Nicholas C. Memmo...............  35 Executive Vice President--Process Water
                                     Group
Thierry Reyners.................  52 Executive Vice President--European Group
Andrew D. Seidel................  35 Executive Vice President--Wastewater Group
Harry K. Hornish, Jr. ..........  52 Executive Vice President--Distribution
                                     Group
Kevin L. Spence.................  40 Vice President and Chief Financial Officer
Damian C. Georgino..............  36 Vice President, General Counsel and
                                     Secretary
Tim L. Traff....................  38 Senior Vice President
John S. Swartley................  58 Senior Vice President--Corporate
                                     Development
James W. Dierker................  34 Vice President, Controller and Treasurer
Michael E. Hulme, Jr. ..........  35 Assistant General Counsel and Assistant
                                     Secretary

  Richard J. Heckmann was elected Chairman of the Board of Directors, Chief Executive Officer and President of the Company on July 16, 1990. Mr. Heckmann was a Senior Vice President at Prudential-Bache Securities in Rancho Mirage, California from January 1982 to August 1990. He joined the U.S. Small Business Administration in 1977 and served as Associate Administrator for Finance and Investment from 1978 to 1979. Prior thereto he was founder and Chairman of the Board of Tower Scientific Corporation, a manufacturer of custom prosthetic devices, which was sold to Hexcel Corporation in 1977. Mr. Heckmann is a member of the management board of TWO. He is also a director of USA Waste Services, Inc. and K2, Inc.

  Michael J. Reardon was appointed Executive Vice President of the Company in June of 1995, having previously served as Executive Vice President and Chief Operating Officer, and prior to that as the Chief Financial Officer and Secretary of the Company. From May 1995 to April 1996, Mr. Reardon served as President of Arrowhead Industrial Water, Inc. a subsidiary of the Company. He became President and General Manager of Illinois Water Treatment, Inc., a subsidiary of the Company, in March 1992. From 1981 to July 1990 he was Chief Financial Officer of The C&C Organization, a company engaged in restaurant ownership, management and construction. Mr. Reardon is a certified public accountant and was a senior auditor with Arthur Andersen & Co. from 1978 to 1981. Mr. Reardon is a member of the management board of TWO. In June 1978, Mr. Reardon received a B.S. in Business Administration from California State Polytechnic University, and from 1994 to 1995 attended the Kellogg Management Institute, Northwestern University.

  Nicholas C. Memmo was appointed Executive Vice President--Process Water Group on July 1, 1995, having previously served as Senior Vice President and General Manager of Ionpure since March 7, 1994. He had previously been Senior Vice President--Sales & Marketing since December 8, 1992. Mr. Memmo had also been the senior operating officer of U.S. Filter/Whittier, Inc. since January 1992, having previously been Marketing Manager of that company since January 1991. He was appointed General Manager in April 1992. Mr. Memmo was employed from July 1984 to September 1988 with Hercules Incorporated, a New York Stock Exchange specialty chemical and aerospace company, in sales, marketing and distribution positions. Mr. Memmo received a B.S. degree in chemical engineering from Drexel University. Between his employment with Hercules and the Company, he completed an M.B.A. program at the John E. Anderson Graduate School of Management at UCLA.

  Thierry Reyners was appointed Executive Vice President--European Group on July 1, 1995, having previously served as Senior Vice President--Europe since March 7, 1994. He had previously been Senior Vice President--European Sales since December 1, 1993, the date the Company acquired Ionpure. Mr. Reyners served as Vice President and General Manager--Europe of Ionpure Technologies Corporation from 1990 to December

1993, and from 1981 through 1989 he was employed by Millipore Corporation, including as European Area Manager from 1987 through 1989. Mr. Reyners has a Ph.D. in Organic Chemistry from the Research Institute in Natural Substances, University of Orsay, France and an M.B.A. from INSEAD, Fontainebleau, France.

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

  Harry K. Hornish, Jr. was appointed Executive Vice President--Distribution Group on February 20, 1997. Mr. Hornish began his career in distribution in 1974 with Owens Corning Fiberglas Corporation ("OCF"). In 1987, Mr. Hornish was hired by CertainTeed Corporation ("CertainTeed") as President of their Building Materials Distribution Group, which was sold by CertainTeed in 1990. In November 1991, CertainTeed named Mr. Hornish as President of its Utility Supply Group, Inc. ("USG"). Mr. Hornish led a buyout of USG from CertainTeed in 1994. Mr. Hornish continued to serve as President of USG until October 25, 1996, when the Company acquired USG. Mr. Hornish holds a B.A. in Political Science and Business Administration from Marshall University.

  Kevin L. Spence was appointed Vice President of the Company on December 8, 1991 and has been Chief Financial Officer of the Company since January 6, 1992 and was Treasurer from February 17, 1992 until June 9, 1995. Mr. Spence is a certified public accountant and was with KPMG Peat Marwick LLP from 1978 to September 1989 and a partner with that firm from July 1988. Mr. Spence received a B.S. in Business Administration from the University of Southern California.

  Damian C. Georgino was appointed Vice President, General Counsel and Secretary of the Company on August 4, 1995. From September 1992 through July 31, 1995, he served as General Attorney with Aluminum Company of America ("Alcoa"), where his primary responsibilities included mergers and acquisitions and serving as chief legal counsel for several growing international manufacturing and service businesses. From June 1988 through August 1992, Mr. Georgino was an Attorney with Alcoa, where his primary responsibilities included securities, mergers and acquisitions and corporate finance. From June 1986 through May 1988, he was an associate with Houston Harbaugh P.C. Mr. Georgino received a B.S. degree in economics and political science from Dickinson College in 1982 and received a JD/MBA joint degree from Emory University.

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

  James W. Dierker was appointed Vice President, Controller and Treasurer on June 9, 1995. From July 1985 to June 1995 he was with KPMG Peat Marwick LLP, and was a senior manager with that firm at the time of his departure. Mr. Dierker is a certified public accountant, and received a B.S. degree in business administration with an emphasis in accounting from California State Polytechnic University.

  Michael E. Hulme, Jr. was appointed Assistant General Counsel and Assistant Secretary on February 13, 1996. From December 1994 through January 1996, he served as Vice President/Corporate Counsel of Forte Hotels, Inc., formerly a wholly owned subsidiary of Forte Plc, and from October 1992 through December 1994 as Corporate Counsel of Forte Hotels, Inc. His primary responsibilities included hotel and real estate development, acquisition and sale transactions. From 1989 through 1992 he was a business associate with the law firm of Duckor & Spradling, and from 1986 through 1989 he was an associate with the law firm of Best, Best & Krieger. Mr. Hulme received a B.A. degree in economics from the University of California at Davis in 1983 and received a JD from the University of Southern California in 1986.

ITEM 2--PROPERTIES

  The Company has a global network of approximately 470 sales and service facilities and 63 manufacturing plants. Because the Company has grown by acquisition, the Company's facilities vary in terms of age and condition, but management generally believes that these facilities are suitable and adequate for their respective operations. Many of the Company's manufacturing facilities operated at or near their productive capacities during fiscal 1997.

  The Company's corporate headquarters is located in a Company-owned office building in Palm Desert, California, with 18,000 square feet of floor space. A description of the Company's other principal facilities is included in Item 1 of this Form 10-K. Approximately 20% of the Company's manufacturing facilities are owned, with the remainder under leases expiring from June 30, 1997 through April 30, 2026, in most cases with Company options to renew. Of the Company's 37 regeneration plants, 11 are owned and the majority of the remainder are held under short-term leases. In most cases, the Company's 63 manufacturing and 37 regeneration plants include sales and service offices. The Company also owns or leases various small production facilities not described in this Form 10-K. A small number of the Company's facilities are subject to mortgages securing notes payable due in fiscal years 1999 and 2010. See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3--LEGAL PROCEEDINGS

  Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company. Information regarding certain environmental contingencies is incorporated herein by reference to Item 7 of this Form 10-K under the caption "Certain Trends and Uncertainties--Potential Environmental Risks".

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE AND HOLDERS OF COMMON STOCK

  The Common Stock of the Company is listed on the New York Stock Exchange and traded under the symbol "USF." The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Tape. No cash dividends were paid on the Common Stock during such periods. The amounts below have been adjusted to reflect a three for two split of the Common Stock effective July 15, 1996.

                                                                   HIGH   LOW
                                                                  ------ ------
   Fiscal year ended March 31, 1996
     1st Quarter................................................. $13.08 $ 9.92
     2nd Quarter.................................................  16.08  12.50
     3rd Quarter.................................................  18.00  13.42
     4th Quarter.................................................  19.33  16.42
   Fiscal year ended March 31, 1997
     1st Quarter................................................. $23.75 $18.42
     2nd Quarter.................................................  34.75  18.50
     3rd Quarter.................................................  36.25  30.38
     4th Quarter.................................................  39.00  28.88

  On June 23, 1997, the last reported sales price for the Common Stock as reported on the New York Stock Exchange Composite Tape was $28.38 per share. The number of holders of record of the Common Stock on June 23, 1997 was approximately 3,312.

DIVIDENDS

  The Company currently intends to retain earnings to provide funds for the operation and expansion of its business and accordingly does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Any payment of cash dividends on the Common Stock in the future will depend upon the Company's financial condition, earnings, capital requirements and such other factors as the Board of Directors deems relevant. Under the Company's credit agreement with lenders for whom The First National Bank of Boston is acting as Managing Agent, no dividends may be paid on the Common Stock without the consent of lenders whose lending commitments constitute a majority of the lending commitments thereunder.

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

                                       FISCAL YEAR ENDED MARCH 31,(1)
                                 ----------------------------------------------
                                 1993(2)   1994(3)  1995(4)  1996(5)   1997(7)
                                 --------  -------  -------  -------  ---------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues.......................  $416,725  475,236  600,832  812,322  1,376,601
Cost of sales..................   326,618  376,441  463,959  606,226  1,026,248
                                 --------  -------  -------  -------  ---------
    Gross Profit...............    90,107   98,795  136,873  206,096    350,353
Selling, general and
 administrative expenses.......    84,058  101,153  108,826  160,714    261,859
Merger expenses:                      --       --       --       --       5,581
                                 --------  -------  -------  -------  ---------
                                   84,058  101,153  108,826  160,714    267,440
                                 --------  -------  -------  -------  ---------
    Operating income (loss)....     6,049   (2,358)  28,047   45,382     82,913
Other income (expenses):
    Interest expense...........    (4,044)  (4,486)  (8,058) (15,212)   (22,585)
    Other......................       915   (7,335)   1,280    4,979      3,350
                                 --------  -------  -------  -------  ---------
                                   (3,129) (11,821)  (6,778) (10,233)   (19,235)
                                 --------  -------  -------  -------  ---------
    Income (loss) before income
     tax expense (benefit) and
     extraordinary items.......     2,920  (14,179)  21,269   35,149     63,678
Income tax expense (benefit)...     1,237   (6,287)   6,002   13,182     17,481
                                 --------  -------  -------  -------  ---------
    Income (loss) before
     extraordinary items.......     1,683   (7,892)  15,267   21,967     46,197
Extraordinary items(2).........       864      --       --       --         --
                                 --------  -------  -------  -------  ---------
    Net income (loss)..........  $  2,547   (7,892)  15,267   21,967     46,197
                                 ========  =======  =======  =======  =========
Weighted average number of
 common shares outstanding.....    22,367   25,904   29,763   43,688     60,324
PER COMMON SHARE DATA:(6)
Income (loss) before
 extraordinary items...........  $   0.02    (0.33)    0.49     0.49       0.77
Extraordinary items(2).........      0.04      --       --       --         --
                                 --------  -------  -------  -------  ---------
Net income (loss)..............  $   0.06    (0.33)    0.49     0.49       0.77
                                 ========  =======  =======  =======  =========
CONSOLIDATED BALANCE SHEET DATA
 (END OF PERIOD):
Working capital................  $ 70,258  108,602  126,417  138,652    471,597
Total assets...................  $241,652  377,893  508,083  904,337  2,228,328
Notes payable and long-term
 debt, including current
 portion.......................  $ 36,220   33,858   61,916   60,736     31,968
Convertible subordinated debt..  $    --    60,000  105,000  200,000    554,000
Shareholders' equity...........  $121,226  161,004  177,085  379,611  1,028,850

  The historical consolidated financial data for the fiscal years ended March 31, 1993, 1994, 1995 and 1996 have been restated to include the accounts and operations of Zimpro Environmental, Inc. ("Zimpro"). Davis and Sidener which were merged with the Company in May 1996, August 1996 and March 1997, respectively, and accounted for as poolings of interests. Separate results of operations of the combined entities for the years ended March 31, 1993 through March 31, 1997 are presented below:

                                       FISCAL YEAR ENDED MARCH 31,(1)
                                 ---------------------------------------------
                                 1993(2)   1994(3)  1995(4) 1996(5)   1997(7)
                                 --------  -------  ------- -------  ---------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Company (as previously
 reported)...................... $128,376  180,421  272,032 472,537  1,376,601
Zimpro..........................   38,675   29,470   31,678  28,877        --
Davis...........................  190,990  202,621  215,649 226,489        --
Sidener.........................   58,684   62,724   81,473  84,419        --
                                 --------  -------  ------- -------  ---------
                                 $416,725  475,236  600,832 812,322  1,376,601
                                 ========  =======  ======= =======  =========
OPERATING INCOME (LOSS)
Company (as previously
 reported)...................... $    648   (4,874)  14,585  34,955     82,913
Zimpro..........................    1,454   (1,687)   1,026  (5,200)       --
Davis...........................    1,559    1,506    7,512  10,892        --
Sidener.........................    2,388    2,697    4,924   4,735        --
                                 --------  -------  ------- -------  ---------
                                 $  6,049   (2,358)  28,047  45,382     82,913
                                 ========  =======  ======= =======  =========
NET INCOME (LOSS)
Company (as previously
 reported)...................... $     67   (2,541)   8,331  20,290     46,197
Zimpro..........................      471   (1,513)     460  (6,732)       --
Davis...........................      653   (5,340)   3,448   5,749        --
Sidener.........................    1,356    1,502    3,028   2,660        --
                                 --------  -------  ------- -------  ---------
                                 $  2,547   (7,892)  15,267  21,967     46,197
                                 ========  =======  ======= =======  =========
NET INCOME (LOSS) PER COMMON
 SHARE:(6)
As previously reported.......... $  (0.08)   (0.17)    0.34    0.54        --
As restated..................... $   0.06    (0.33)    0.49    0.49       0.77

--------
(1) The historical consolidated financial data for the fiscal years ended March 31, 1993 through March 31, 1996 have been restated to include the accounts and operations of Zimpro, Davis and Sidener, which were merged with the Company in May 1996, August 1996, and March 1997, respectively, and accounted for as poolings of interests.
(2) The fiscal year ended March 31, 1993 includes twelve months of results of Societe des Ceramiques Techniques, S.A. ("SCT"), acquired April 1, 1992 and three months of The Permutit Company, Inc., a United States company acquired January 5, 1993, accounted for as purchases. The fiscal year ended March 31, 1993 also includes extraordinary gains of $.4 million resulting from the forgiveness of debt in connection with the buyout of a capital lease obligation and $.5 million resulting from the Company's Davis subsidiary's adoption of SFAS No, 109, "Accounting for Income Taxes."
(3) The fiscal year ended March 31, 1994 includes four months of results of Ionpure Technologies Corporation and IP Holding Company ("Ionpure"), acquired December 1, 1993 and accounted for as a purchase. Selling, general and administrative expenses for the year ended March 31, 1994 reflect four months of integration of Ionpure, certain charges totaling $2.4 million related to the rationalization of certain wastewater operations and write-off certain intangibles in the Company's Continental Penfield subsidiary totaling $3.7 million. In addition, the year ended March 31, 1994 includes a charge of $8.9 million to reflect a plan to shutdown and reorganize certain operations of Davis.
(4) The fiscal year ended March 31, 1995 includes the results of operations of Smogless S.p.A., Crouzat S.A., Sation S.A., Seral Erich Alhauser GmbH and the Cereflo ceramic product line from the dates of their respective acquisitions, accounted for as purchases.

(5) The fiscal year ended March 31, 1996 includes the results of operations of The Permutit Company Limited and The Permutit Company Pty Ltd., Interlake Water Systems, Arrowhead Industrial Water Inc. and Polymetrics Inc. from the dates of their respective acquisitions, accounted for as purchases. See Note 9 of Notes to Consolidated Financial Statements. Selling, general and administrative expenses for the year ended March 31, 1996 includes charges totaling $3.2 million related to the write-down of certain patents and equipment of Zimpro.
(6) Net income (loss) per common share amounts are after (i) dividends on the Series A Preferred Stock of $.7 million for the fiscal year ended March 31, 1993, $.7 million for the fiscal year ended March 31, 1994, $.7 million for the fiscal year ended March 1995 and $.5 million for the fiscal year ended March 31, 1996 and (ii) accretion on the Series A Preferred Stock, a noncash accounting adjustment required by Securities and Exchange Commission Staff Accounting Bulletin No. 68 ("SAB 68"), in the amount of $.6 million for the fiscal year ended March 31, 1993. As of April 1, 1993 the Company and the holder of the Series A Preferred Stock agreed to a fixed dividend of $.7 million per year on the Series A Preferred Stock eliminating the increasing rate and, therefore, the accretion of dividends pursuant to SAB 68. The Series A Preferred Stock was converted into shares of Common Stock in March 1996.
(7) The fiscal year ended March 31, 1997 includes the results of operations of USG, WaterPro, WSMG, and PED from the dates of their respective acquisitions, accounted for as purchases. (See Note 9 of Notes to Consolidated Financial Statements.) The year ended March 31, 1997 also includes merger expenses of $5.6 million, related to the acquisition of Davis, which was accounted for as a pooling of interests.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion contained in this Item 7 should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

GENERAL

  The Company's strategy is to offer a single-source solution to industrial and municipal customers through what the Company believes is the industry's broadest range of cost-effective systems, products, services and proven technologies. Accordingly, since July 1991, the Company has acquired and integrated more than 75 businesses with substantial expertise in the design and manufacture of systems of the filtration and treatment of water and wastewater. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable to or indicative of results of operation for current or future periods.

RESULTS OF OPERATIONS

  In May 1996, August 1996 and March 1997 subsidiaries of the Company merged with Zimpro, Davis, and Sidener, respectively, in transactions accounted for as poolings of interests. Historical consolidated financial data for the fiscal years ended March 31, 1993 through March 31, 1996 have been restated to reflect these acquisitions.

  The following table sets forth for the periods indicated certain items in the Selected Consolidated Financial Data as a percentage of total revenues:

                                                             FISCAL YEAR ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                             1995   1996   1997
                                                            ------ ------ ------
   Revenues................................................ 100.0% 100.0% 100.0%
   Cost of sales...........................................  77.2%  74.6%  74.5%
   Gross profit............................................  22.8%  25.4%  25.5%
   Selling, general and administrative expenses............  18.1%  19.8%  19.0%
   Merger expense..........................................   --     --     0.4%
   Operating income........................................   4.7%   5.6%   6.0%
   Interest expense........................................   1.3%   1.9%   1.6%
   Net income..............................................   2.5%   2.7%   3.4%

  The following table sets forth a percentage breakdown of the Company's sales by product category for the past three fiscal years:

                                                             FISCAL YEAR ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                             1995   1996   1997
                                                            ------ ------ ------
   Sales by product category:
     Capital equipment.....................................    36%    35%    40%
     Services and operations...............................     8%    18%    14%
     Distribution..........................................    42%    33%    31%
     Replacement parts, consumables and other..............    14%    14%    15%

TWELVE MONTHS ENDED MARCH 31, 1997 ("FISCAL 1997") COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1996 ("FISCAL 1996")

 Revenues

  Revenues for fiscal 1997 were $1,376.6 million, an increase of $564.3 million from $812.3 for the comparable period of the prior fiscal year. This 69.5% increase was due primarily to acquisitions completed by the Company after fiscal 1996. For fiscal 1997 revenues from capital equipment sales represented 40.0% of total revenues, while revenues from services and operations represented 14.0% of total revenues, revenues from distribution represented 31.0% of total revenues and revenues from replacement parts and consumables represented 15.0% of total revenues.

 Gross Profit

  Gross profit increased 70.0% to $350.4 million for fiscal 1997 from $206.1 million for the comparable period of the prior fiscal year. Total gross profit as a percentage of revenue ("gross margin") was 25.5% for fiscal 1997 compared to 25.4% for the comparable period of the prior fiscal year.

 Selling, General and Administrative Expenses

  For fiscal 1997, selling, general, and administrative expenses, excluding merger expenses, increased $101.2 million to $261.9 million as compared to the $160.7 million in the comparable period in the prior year. During this period, selling, general and administrative expenses, excluding Davis merger expenses, were 19.0% of revenues compared to 19.8% for the comparable period in the prior year. This decrease was primarily due to certain economies of scale accompanying the Company's recent acquisitions.

  Excluding Davis merger expenses, operating income as a percentage of revenues increased to 6.4% for fiscal 1997 from 5.6% for the corresponding period in fiscal 1996 due primarily to the decrease in the percentage of selling, general and administrative expense to revenues.

 Merger Expenses

  Merger expenses were incurred during fiscal 1997 relating to the Company's acquisition of Davis which was accounted for as a pooling of interests. These merger expenses, which totaled $5.6 million, consisted primarily of investment banking fees, printing, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other costs related to existing Davis pension plans and change of control payments.

 Interest Expense

  Interest expense increased to $22.6 million for fiscal 1997 from $15.2 million for the corresponding period in the prior year. Interest expense for fiscal 1997 consisted primarily of interest on the Company's: (i) 5% Convertible Debentures due 2000 (all of which were, as of October 25, 1996, converted into shares of Common Stock); (ii) 6% Convertible Subordinated Notes due 2005 issued on September 18, 1995; (iii) 4.5% Convertible Subordinated Debentures due 2001 issued on December 11, 1996; and (iv) borrowings under the Company's bank line of credit. At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $128.4 million.

 Income Tax Expense

  Income tax expense increased to $17.5 million in fiscal 1997 from $13.2 million in the corresponding period in the prior year. The Company's effective tax rate for fiscal 1997 was 27.5% as compared to 37.5% in the corresponding period in the prior year. At March 31, 1997, the Company had net operating loss carryforwards of approximately $16.4 million in France for which financial statement benefit was recognized in fiscal 1997.

 Net Income

  For fiscal 1997 net income increased $24.2 million to $46.2 million from $22.0 million for the same period in the prior year. Excluding Davis merger expenses, net income totaled $50.2 million, an increase of 128.2% over the same period in the prior year. Net income per common share for fiscal 1997 and 1996 were as follows:

                                                                   1997  1996
                                                                   ----- -----
   Before merger expenses......................................... $0.83 $0.49
   After merger expenses.......................................... $0.77 $0.49

TWELVE MONTHS ENDED MARCH 31, 1996 ("FISCAL 1996") COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1995 ("FISCAL 1995")

 Revenues

  Revenues for fiscal 1996 were $812.3 million, an increase of $211.5 million from $600.8 million for fiscal 1995. This 35.2% increase was due primarily to acquisitions completed by the Company in fiscal 1995 and fiscal 1996. See Note 9 of Notes to Consolidated Financial Statements related to acquisitions.

 Gross Profit

  Gross profit increased 50.6% to $206.1 million for fiscal 1996 from $136.9 million for fiscal 1995. Gross margin increased to 25.4% for fiscal 1996 as compared to 22.8% for fiscal 1995. The increase in gross margin through fiscal 1996 was due to: (i) a continued strengthening of gross margin in the recurring and higher margin service-based revenue business; (ii) rationalization of operations and economies of scale from the integration of acquisitions; and
(iii) a focus on products with higher gross margins in Davis' distribution business.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased to $160.7 million for fiscal 1996 from $108.8 million for fiscal 1995. This increase was primarily due to the addition of sales and administrative personnel accompanying the Company's acquisitions during the period. As a percentage of revenues, selling, general and administrative expenses were 19.8% for fiscal 1996, as compared to 18.1% for fiscal 1995. This increase was due primarily to a write-down of certain patents and equipment totaling $3.2 million at the Company's Zimpro subsidiary and, to a lesser extent, increased levels of incentive compensation earned by management and employees of Davis as compared to fiscal 1995.

  Notwithstanding the increase in selling, general and administrative expenses as a percentage of revenues, operating income as a percentage of revenues increased from 4.7% for fiscal 1995 to 5.6% for fiscal 1996 due primarily to improvement in gross margin.

 Interest Expense

  Interest expense increased to $15.2 million for fiscal 1996 from $8.1 million for fiscal 1995. Interest expense for fiscal 1996 consisted primarily of interest on the Company's 5% Convertible Subordinated Debentures due 2000 issued October 20, 1993 and approximately seven months of interest on the Company's 6% Convertible Subordinated notes due 2005 issued September 18, 1995, respectively, and interest on increased borrowings under the Company's bank line of credit, which was used to finance the Company's revenue expansion and acquisitions during the period.

 Other Income (Expense)

  Other income (expense) increased to $5.0 million of income for fiscal 1996 from $1.3 million of income for fiscal 1995. Other income consisted primarily of interest income on short-term investments, which increased during fiscal 1996 primarily as a result of the Company's sale of $140.0 million aggregate principle amount of 6% Convertible Subordinated notes on September 18, 1995 and the Company's issuance of 10.4 million shares of Common Stock on May 3, 1995 with net proceeds of approximately $98.1 million.

 Income Tax Expense

  Income tax expense increased to $13.2 million for fiscal 1996 from $6.0 million for fiscal 1995. This increase was attributable to increased income. The Company's effective tax rate for fiscal 1996 was 37.5% and for fiscal 1995 was 28.2%. This increase in effective rate in fiscal 1996 is due primarily to a net loss before income taxes of $6.1 million incurred at Zimpro (see "Selling, General and Administrative Expenses") for which no income tax benefit was recognized because its realization was not assured and because of nondeductibility of certain items. As of March 31, 1996, the Company had net operating loss carryforwards in France of approximately $20.0 million and other European countries of approximately $7.3 million for which no financial statement benefit has been recognized. In addition, the Company had net operating loss carryforwards generated from its Liquipure subsidiary of approximately $14.4 million for which financial statement benefit was recognized in fiscal 1996. The Company also had net operating loss carryforwards generated from Zimpro of approximately $2.9 million for which financial statement benefit has not been recognized. In addition, the benefit of the French loss carryforwards was required to be shared equally between the Company and Aluminum Corporation of America until March 31, 1997. See Note 14 of Notes to Consolidated Financial Statements related to income taxes.

 Net Income

  Net income increased to $22.0 million for fiscal 1996 from $15.3 million for fiscal 1995. Net income per common share was $0.49 per share (based upon 43.7 million weighted average common shares outstanding) for fiscal 1996 and $0.49 per common share (based upon 29.8 million weighted average common shares outstanding) for fiscal 1995, after deducting $.5 million and $.7 million for dividends on the Company's preferred shares for fiscal 1996 and 1995, respectively.

 Liquidity and Capital Resources

  The Company's principal sources of funds are cash, cash equivalents and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. At March 31, 1997 the Company had working capital of $471.6 million, including cash, cash equivalents and short-term investments of $128.4 million. The Company's long-term debt at March 31, 1997 included $140.0 million aggregate principal amount of 6% Convertible Subordinated Notes due 2005, $414.0 million aggregate principal amount of 4.5% Convertible Subordinated Notes due 2001 and other long-term debt totaling $23.1 million and bearing interest at rates ranging from 2.0% to 9.2%.

  Capital expenditures totaled $19.3 million, $30.2 million and $45.4 million for fiscal years ended March 31, 1995, 1996, 1997, respectively. Although the Company has no material firm commitments for capital expenditures, capital expenditure requirements are expected to increase as a result of the Company's anticipated growth, including from the recent acquisitions and specifically the acquisitions of WSMG, USG, WaterPro and PED.

  As of March 31, 1997, the Company has an unsecured multicurrency bank line of credit of $400.0 million, of which there were outstanding borrowings of $6.5 million and outstanding letters of credit of $62.1 million. Borrowings under the Credit Agreement bear interest at certain Eurocurrency rates or at the First National Bank of Boston's base rate and have a five year maturity.

  The Company believes its current cash position, cash flow from operations, and available borrowings under the Credit Agreement will be adequate to meet its anticipated cash needs for working capital, revenue growth, scheduled debt repayment and capital investment objectives for at least the next twelve months.

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

  Acquisition Strategy. In pursuit of its strategic objective of becoming the leading global single-source provider of water and wastewater treatment systems and services, the Company has, since 1991, acquired and successfully integrated more than 75 United States based and international businesses with strong market positions and substantial water and wastewater treatment expertise. The Company plans to continue to pursue acquisitions that complement its technologies, products and services, broaden its customer base and expand its global distribution network. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company generally has been successful in pursuing these acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

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

  Reliance on Key Personnel. The Company's operations are dependent on the continued efforts of senior management, in particular Richard J. Heckmann, the Company's Chairman of the Board, President and Chief Executive Officer. There are no employment agreements between the Company and the members of its senior management, except Thierry Reyners, the Company's Executive Vice President-- European Group, and Harry K. Hornish, Jr., the Company's Executive Vice President--Distribution Group. Should any of the senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected.

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

  Competition. The water and wastewater treatment industry is fragmented and highly competitive. The Company competes with many United States based and international companies in its global markets. The principal methods of competition in the markets in which the Company competes are technology, prompt availability of local service capability, price, product specifications, customized design, product knowledge and reputation, ability to obtain sufficient performance bonds, timely delivery, the relative ease of system operation and maintenance, and the prompt availability of replacement parts. In the municipal contract bid process, pricing and ability to meet bid specifications are the primary considerations. While no competitor is considered dominant, there are competitors which have significantly greater resources than the Company, which among other things, could be a competitive disadvantage to the Company in securing certain projects.

  Technological and Regulatory Change. The water and wastewater treatment business is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for the Company's products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. The Company's ability to anticipate changes in technology and regulatory standards and to develop successfully and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and to remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of its products will not become obsolete. In addition, the Company is subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to operate properly.

  Municipal and Wastewater Market. Completion of certain of the Company's acquisitions has increased significantly the percentage of the Company's revenues derived from municipal customers. While municipalities represent an important market in the water and wastewater treatment industry, contractor selection processes and funding for projects in the municipal sector entail certain additional risks not typically encountered with industrial customers. Competition for selection of a municipal contractor typically occurs through a formal bidding process which can require the commitment of significant resources and greater lead times than industrial projects. In addition, demand in the municipal market is dependent upon the availability of funding at the local level, which may be the subject of increasing pressure as local governments are expected to bear a greater share of the cost of public services. Zimpro is party to certain agreements (entered into in 1990 at the time Zimpro was acquired from unrelated third parties by the entities from which it was later acquired by the Company), pursuant to which Zimpro agreed, among other things, to pay the original sellers a royalty of 3.0% of its annual consolidated net sales of certain products in excess of $35.0 million through October 25, 2000. Under certain interpretations of such agreements, with which the Company disagrees, Zimpro could be liable for such royalties with respect to the net sales attributable to products, systems and services of certain defined wastewater treatment businesses acquired by Zimpro or the Company or the Company's other subsidiaries after May 31, 1996. The defined businesses include, among others, manufacturing machinery and equipment, and engineering installation, operation and maintenance services related thereto, for the treatment and disposal of waste liquids, toxic waste and sludge. One of the prior sellers has revealed in a letter to the Company an interpretation that may be contrary to that of the Company. The Company believes that it would have meritorious defenses to any claim based upon any such interpretation and would vigorously pursue the elimination of any threat to expand what it believes to be its obligations pursuant to such agreements.

  Impact of Recently Issued Accounting Standards. In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share." The new statement is effective for fiscal years ending after December 15, 1997. The Company does not believe that adoption of this new standard will have a material effect on the consolidated financial statements.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to Part IV, Item 14 of this Annual Report on Form 10-K for the information required by Item 8.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  28
Financial Statements:
  Consolidated Balance Sheets as of March 31, 1996 and 1997................  29
  Consolidated Statements of Income for the Years Ended March 31, 1995,
   1996 and 1997...........................................................  30
  Consolidated Statements of Shareholders' Equity for the Years Ended March
   31, 1995, 1996 and 1997.................................................  31
  Consolidated Statements of Cash Flows for the Years Ended March 31, 1995,
   1996 and 1997...........................................................  33
  Notes to Consolidated Financial Statements...............................  35
Independent Auditors' Report on Schedule ..................................  57
Schedule:
  Schedule II--Valuation and Qualifying Accounts...........................  58

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
United States Filter Corporation:

  We have audited the accompanying consolidated balance sheets of United States Filter Corporation and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Filter Corporation and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Orange County, California
June 6, 1997

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1996 AND 1997

                                                              1996     1997
                                                            -------- ---------
                                                              (IN THOUSANDS)
                          ASSETS
Current assets:
  Cash and cash equivalents (note 2)....................... $ 18,886   126,237
  Short-term investments (note 3)..........................       65     2,158
  Accounts receivable, less allowance for doubtful accounts
   of $10,165 at March 31, 1996 and $24,595 at March 31,
   1997 (note 10)..........................................  230,973   481,015
  Costs and estimated earnings in excess of billings on
   uncompleted contracts (note 10).........................   33,575   107,537
  Inventories (note 4).....................................   84,897   242,483
  Prepaid expenses.........................................    7,922     8,040
  Deferred taxes (note 14).................................    7,771    38,589
  Other current assets.....................................   10,221    17,086
                                                            -------- ---------
    Total current assets...................................  394,310 1,023,145
                                                            -------- ---------
Property, plant and equipment, net (notes 5 and 11)........  171,171   296,840
Investment in leasehold interests, net (note 6)............   27,688    23,230
Costs in excess of net assets of businesses acquired, net
 (notes 7 and 9)...........................................  271,891   788,096
Other assets (note 8)......................................   39,277    97,017
                                                            -------- ---------
                                                            $904,337 2,228,328
                                                            ======== =========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $104,567   237,895
  Accrued liabilities (note 13)............................  104,445   239,337
  Current portion of long-term debt (note 11)..............    7,892    10,806
  Billings in excess of costs and estimated earnings on
   uncompleted contracts (note 10).........................   15,797    42,183
  Other current liabilities................................   22,957    21,327
                                                            -------- ---------
    Total current liabilities..............................  255,658   551,548
                                                            -------- ---------
Notes payable (note 11)....................................   43,056     8,876
Long-term debt, excluding current portion (note 11)........    9,788    12,286
Convertible subordinated debentures (note 12)..............  200,000   554,000
Deferred taxes (note 14)...................................    1,223    11,521
Other liabilities (note 13)................................   15,001    61,247
                                                            -------- ---------
    Total liabilities......................................  524,726 1,199,478
                                                            -------- ---------
Shareholders' equity (notes 9 and 15):
  Preferred stock, authorized 3,000,000 shares.............      --        --
  Common stock, par value $.01. Authorized 150,000 shares;
   issued and outstanding 49,402 and 74,530 at March 31,
   1996 and 1997, respectively.............................      353       745
  Additional paid-in capital...............................  359,415   990,004
  Currency translation adjustment..........................    1,836   (19,491)
  Retained earnings........................................   18,007    57,592
                                                            -------- ---------
    Total shareholders' equity.............................  379,611 1,028,850
  Commitments and contingencies (notes 11, 15, 16 and 18)
                                                            -------- ---------
                                                            $904,337 2,228,328
                                                            ======== =========

          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                    1995     1996      1997
                                                  --------  -------  ---------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
Revenues......................................... $600,832  812,322  1,376,601
Costs of sales...................................  463,959  606,226  1,026,248
                                                  --------  -------  ---------
    Gross profit.................................  136,873  206,096    350,353
                                                  --------  -------  ---------
Selling, general and administrative expenses.....  108,826  160,714    261,859
Merger expenses (note 9).........................      --       --       5,581
                                                  --------  -------  ---------
                                                   108,826  160,714    267,440
                                                  --------  -------  ---------
    Operating income.............................   28,047   45,382     82,913
                                                  --------  -------  ---------
Other income (expense):
  Interest expense...............................   (8,058) (15,212)   (22,585)
  Interest and other income......................    1,280    4,979      3,350
                                                  --------  -------  ---------
                                                    (6,778) (10,233)   (19,235)
                                                  --------  -------  ---------
    Income before income tax expense.............   21,269   35,149     63,678
Income tax expense (note 14).....................    6,002   13,182     17,481
                                                  --------  -------  ---------
    Net income................................... $ 15,267   21,967     46,197
                                                  ========  =======  =========
Net income per common share (primary and fully
 diluted) (notes 1 and 15) after reduction for
 dividends on preferred stock of $.02 and $.01
 for the years ended March 31, 1995 and 1996,
 respectively.................................... $   0.49     0.49       0.77
                                                  ========  =======  =========


          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                           PREFERRED STOCK      COMMON STOCK                            RETAINED
                          ------------------  ---------------- ADDITIONAL  CURRENCY     EARNINGS
                          NUMBER OF           NUMBER OF         PAID-IN   TRANSLATION (ACCUMULATED
                           SHARES    AMOUNT    SHARES   AMOUNT  CAPITAL   ADJUSTMENT    DEFICIT)    TOTAL
                          --------- --------  --------- ------ ---------- ----------- ------------ -------
                                                          (IN THOUSANDS)
Balance at March 31,
 1994...................      880   $ 22,071   21,444    $ 95   129,273       (256)     (32,572)   118,611
Restatement for
 acquisitions of Zimpro,
 Davis and Sidener
 acquired through
 pooling of interests
 (note 9)...............      --         --     7,224      72    18,942        --        23,379     42,393
                            -----   --------   ------    ----   -------     ------      -------    -------
Balance at March 31,
 1994, restated.........      880     22,071   28,668     167   148,215       (256)      (9,193)   161,004
Net loss of Liquipure
 for the three months
 ended March 31, 1994...      --         --       --      --        --         --          (313)      (313)
Compensation related to
 excess of fair value of
 director stock options
 over exercise price
 (note 15)..............      --         --       --      --        122        --           --         122
Exercise of common stock
 options (note 15)......      --         --       241       2     1,420        --           --       1,422
Issuance of common stock
 in connection with
 acquisitions...........      --         --     1,056       5     8,982        --           --       8,987
Dividends paid on
 preferred stock........      --         --       --      --        --         --          (715)      (715)
Reduction in valuation
 of common stock issued
 in connection with
 Ionpure acquisition....      --         --       --      --     (9,123)       --           --      (9,123)
Preferred stock issued
 in connection with
 acquisition of
 Smogless...............      185      3,506      --      --        --         --           --       3,506
Issuance of common stock
 to pay off
 indebtedness...........      --         --        89     --        700        --           --         700
Par value of shares
 issued in connection
 with three-for-two
 stock split (note 15)..      --         --       --       50       (50)       --           --         --
Income tax benefit from
 exercise of stock
 options................      --         --       --      --        387        --           --         387
Currency translation
 adjustment.............      --         --       --      --        --      (1,770)         --      (1,770)
Shareholders' equity
 transactions of Zimpro,
 Davis and Sidener prior
 to merger..............      --         --       --      --      1,054        --        (3,443)    (2,389)
Net income..............      --         --       --      --        --         --        15,267     15,267
                            -----   --------   ------    ----   -------     ------      -------    -------
Balance at March 31,
 1995...................    1,065     25,577   30,054     224   151,707     (2,026)       1,603    177,085
Compensation related to
 excess of fair value of
 director stock options
 over exercise price
 (note 15)..............      --         --       --      --        112        --           --         112
Conversion of preferred
 shares to common shares
 (note 15)..............     (926)   (22,936)   2,083      14    22,922        --           --         --
Redemption of Series B
 convertible preferred
 stock (note 15)........     (139)    (2,641)     --      --     (2,068)       --           --      (4,709)
Issuance of common stock
 in connection with
 acquisitions (note 9)..      --         --     2,453      16    36,284        --           --      36,300
Shares issued through
 public offering, net of
 offering costs of
 $6,106,000 (note 15)...      --         --    10,350      69    97,325        --           --      97,394
Conversion of
 subordinated debentures
 to common stock (note
 12)....................      --         --     3,750      25    44,975        --           --      45,000
Dividends paid on
 preferred stock (note
 15)....................      --         --       --      --        --         --          (715)      (715)
Exercise of common stock
 options (note 15)......      --         --       488       3     3,678        --           --       3,681
Issuance of common stock
 to acquire assets (note
 15)....................      --         --       224       2     2,974        --           --       2,976
Shareholders' equity
 transactions of Zimpro,
 Davis and Sidener prior
 to merger..............      --         --       --      --      1,506        --        (4,848)    (3,342)
Currency translation
 adjustment.............      --         --       --      --        --       3,862          --       3,862
Net income..............      --         --       --      --        --         --        21,967     21,967
                            -----   --------   ------    ----   -------     ------      -------    -------
Balance at March 31,
 1996...................      --    $     --   49,402    $353   359,415      1,836       18,007    379,611

          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                          PREFERRED STOCK    COMMON STOCK                            RETAINED
                          ---------------- ---------------- ADDITIONAL  CURRENCY     EARNINGS
                          NUMBER OF        NUMBER OF         PAID-IN   TRANSLATION (ACCUMULATED
                           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL   ADJUSTMENT    DEFICIT)     TOTAL
                          --------- ------ --------- ------ ---------- ----------- ------------ ---------
                                                          (IN THOUSANDS)
Net loss of Zimpro for
 the three months ended
 March 31, 1996 (note
 9).....................     --     $ --       --    $ --        --          --         (606)        (606)
Exercise of common stock
 options (note 15)......     --       --       659       7     5,991         --          --         5,998
Issuance of common stock
 in connection with
 acquisitions (note 9)..     --       --     7,686      76   196,639         --          --       196,715
Shareholders' equity
 transactions of Zimpro,
 Davis and Sidener prior
 to merger..............     --       --       --      --        897         --       (6,006)      (5,109)
Issuance of common stock
 to pay off indebtedness
 (note 9)...............     --       --       271       2     6,741         --          --         6,743
Conversion of
 subordinated debentures
 to common stock (note
 12)....................     --       --     4,389      43    58,535         --          --        58,578
Shares issued through
 public offering, net of
 offering costs of
 $17,154 (note 15)......     --       --    11,804     118   356,035         --          --       356,153
Issuance of common stock
 to acquire assets......     --       --       319       3     5,894         --          --         5,897
Par value of shares
 issued in connection
 with three-for-two
 stock split (note 15)..     --       --       --      143      (143)        --          --           --
Currency translation
 adjustment.............     --       --       --      --        --      (21,327)        --       (21,327)
Net income..............     --       --       --      --        --          --       46,197       46,197
                             ---    -----   ------   -----   -------     -------      ------    ---------
Balance at March 31,
 1997...................     --     $ --    74,530   $ 745   990,004     (19,491)     57,592    1,028,850
                             ===    =====   ======   =====   =======     =======      ======    =========


          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                    1995      1996      1997
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income..................................... $ 15,267    21,967    46,197
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred income taxes........................      713    (4,479)   14,926
    Depreciation and amortization................   17,425    27,521    43,272
    Provision for doubtful accounts..............    2,030     5,929     5,536
    (Gain) loss on sale of property and
     equipment...................................      377      (260)      (15)
    Stock and stock option compensation..........      122       112       --
    (Decrease) increase in closure reserves and
     write off of intangible assets..............   (1,480)      768       --
    Change in operating assets and liabilities:
      (Increase) decrease in accounts
       receivable................................   (9,671)  (26,367)   14,529
      (Increase) decrease in costs and estimated
       earnings in excess of billings on
       uncompleted contracts.....................    2,046    (4,599)  (41,071)
      Increase in inventories....................   (6,567)   (5,358)  (28,908)
      Increase in prepaid expenses and other
       assets....................................   (2,622)   (5,967)  (43,875)
      Decrease in accounts payable and accrued
       expenses..................................  (12,398)   (1,809)     (493)
      Increase (decrease) in billings in excess
       of costs and estimated earnings on
       uncompleted contracts.....................    2,529    (4,096)    5,899
      Decrease in other liabilities..............     (933)   (1,612)   (2,564)
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................    6,838     1,750    13,433
                                                  --------  --------  --------
Cash flows from investing activities:
  Investment in leasehold interests..............   (6,397)   (8,347)      --
  Purchase of property, plant and equipment......  (19,275)  (30,236)  (45,416)
  Proceeds from disposal of equipment............      877     7,670     1,801
  (Purchase) sale of short-term investments......   13,207     9,938    (1,170)
  Payment for purchase of acquisitions, net of
   cash acquired.................................   (2,240) (206,600) (585,070)
                                                  --------  --------  --------
        Net cash used in investing activities....  (13,828) (227,575) (629,855)
                                                  --------  --------  --------
Cash flows from financing activities:
  Net proceeds from sale of common stock.........      --     97,783   356,154
  Net proceeds from sale of convertible
   subordinated debentures.......................      --    136,249   403,650
  Proceeds from exercise of common stock
   options.......................................    1,422     3,681     5,998
  Principal payments of debt.....................  (65,409)  (72,347)   (3,948)
  Dividends paid on common and preferred stock...   (4,293)   (5,573)   (3,901)
  Payment to repurchase Series B preferred
   stock.........................................      --     (4,709)      --
  Net proceeds from borrowings (payments) on
   notes payable.................................   75,378    68,990   (34,180)
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................    7,098   224,074   723,773
                                                  --------  --------  --------
        Net increase (decrease) in cash and cash
         equivalents.............................      108    (1,751)  107,351
Cash and cash equivalents at beginning of year...   20,529    20,637    18,886
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 20,637    18,886   126,237
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                           1995   1996   1997
                                                          ------ ------ ------
                                                             (IN THOUSANDS)
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest................. $8,135 15,395 18,772
                                                          ====== ====== ======
  Cash paid during the year for income taxes............. $2,626  6,807  7,341
                                                          ====== ====== ======
Noncash investing and financing activities consisted of
 the following:
  Common stock issued:
    Satisfaction of debt................................. $  700    --     --
    Conversion of subordinated debentures................    --  45,000 60,000
    Purchase of property or equipment....................    --   2,976  5,897
  Property, plant and equipment exchanged for
   receivables...........................................    --   5,318    --
                                                          ------ ------ ------
                                                          $  700 53,294 65,897
                                                          ====== ====== ======



          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

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

INCOME TAXES

  The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

  United States income taxes are not provided on the undistributed earnings of its non-U.S. subsidiaries as such earnings are intended to be indefinately reinvested in those operations.

FOREIGN CURRENCY TRANSLATION

  In accordance with SFAS No. 52, "Foreign Currency Translation," those assets and liabilities that are denominated in a functional currency other than U.S. dollars are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of shareholders' equity. Transaction gains and losses included in net income are immaterial.

INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets which range from three to 25 years. Leasehold improvements are amortized on the straight-line method over the lesser of their estimated useful lives or the related lease term.

COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

  Costs in excess of net assets of businesses acquired are amortized on the straight-line method over a 20- to 40-year life. The Company evaluates the recoverability of these costs based upon expectations of non-discounted cash flows of each subsidiary. Based upon its most recent analysis, the Company believes that no material impairment exists at March 31, 1997.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  Investments in unconsolidated joint ventures are accounted for using the equity method, under which the Company's share of earnings or losses from these joint ventures is reflected in income as earned and dividends are credited against the investment when received.

UNAMORTIZED DEBT ISSUANCE COSTS

  Unamortized debt issuance costs, aggregating $6.2 million and $16.9 million at March 31, 1996 and 1997, respectively, have been deferred and are being amortized over the term of the related debt (see note 12).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's revolving credit facility approximates its fair value because the interest rate on the instrument changes with market interest rates. The fair value of the Company's long-term debt (including current portion) is estimated to be equal to the carrying amounts based on quoted market prices for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

INCOME PER COMMON SHARE

  Income per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents consisting of convertible preferred stock, convertible subordinated debentures and common stock options are included in the computation of income per share when their effect is dilutive.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  Primary and fully diluted income per common share were calculated as follows:

                                                         1995     1996    1997
                                                        -------  ------  ------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Net income............................................. $15,267  21,967  46,197
Dividends on preferred stock...........................    (715)   (536)    --
                                                        -------  ------  ------
Adjusted net income applicable to common shares........ $14,552  21,431  46,197
                                                        =======  ======  ======
Weighted average shares outstanding....................  29,394  42,565  58,278
Add:
  Exercise of options reduced by the number of shares
   purchased with proceeds.............................     369   1,123   2,046
                                                        -------  ------  ------
Adjusted weighted average shares outstanding...........  29,763  43,688  60,324
                                                        =======  ======  ======
Income per common share:
  Net income........................................... $  0.51    0.50    0.77
  Dividends on preferred stock.........................   (0.02)  (0.01)    --
                                                        -------  ------  ------
Adjusted income per common share....................... $  0.49    0.49    0.77
                                                        =======  ======  ======

  On March 4, 1996, the preferred shareholder tendered its Series A Preferred stock for conversion into Company common stock thus eliminating further dividends (see note 15).

RECLASSIFICATIONS

  Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2) CASH AND CASH EQUIVALENTS

  Cash equivalents consist of demand deposits and certificates of deposit with original maturities of 90 days or less.

(3) SHORT-TERM INVESTMENTS

  Short-term investments consist of highly liquid municipal issues available for sale with original maturities of more than 90 days when purchased, and are carried at amortized cost, which approximates market value.

(4) INVENTORIES

  Inventories at March 31, 1996 and 1997 consist of:

                                                                  1996    1997
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Raw materials................................................ $21,578  54,112
   Work-in-process..............................................  17,997  58,619
   Finished goods...............................................  45,322 129,752
                                                                 ------- -------
                                                                 $84,897 242,483
                                                                 ======= =======

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

(5) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at March 31, 1996 and 1997 consist of:

                                                                1996     1997
                                                              --------  -------
                                                               (IN THOUSANDS)
   Land...................................................... $  9,954   20,697
   Buildings and improvements................................   46,031  102,817
   Equipment.................................................  132,110  175,494
   Furniture and fixtures....................................   25,542   56,881
   Vehicles..................................................    5,159   13,270
   Construction in progress..................................   17,191   18,668
                                                              --------  -------
                                                               235,987  387,827
   Less accumulated depreciation.............................  (64,816) (90,987)
                                                              --------  -------
                                                              $171,171  296,840
                                                              ========  =======

(6) INVESTMENT IN LEASEHOLD INTERESTS

  The Company has concession agreements to operate wastewater treatment plants in Mexico. The terms of the concessions are approximately 15 to 18 years, as amended, and include monthly payments to be received by the Company at various prices per cubic meter of sewage treated at the facilities based upon the Company's initial investments, fixed operating expenses and variable operating expenses. The Company is amortizing the investments on a straight-line basis over the terms of the concessions. Accumulated amortization at March 31, 1996 and 1997 totaled $2.0 million and $3.2 million, respectively. The investments are stated at cost which does not exceed market based on projected non-discounted future cash flows.

(7) COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

  Costs in excess of net assets of businesses acquired and accumulated amortization at March 31, 1996 and 1997 consists of the following:

                                                               1996     1997
                                                             --------  -------
                                                              (IN THOUSANDS)
   Costs in excess of net assets of businesses acquired..... $283,275  811,054
   Less accumulated amortization............................  (11,384) (22,958)
                                                             --------  -------
                                                             $271,891  788,096
                                                             ========  =======

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

(8) OTHER ASSETS

  Other assets at March 31, 1996 and 1997 consist of:

                                                                   1996    1997
                                                                  ------- ------
                                                                  (IN THOUSANDS)
   Investment in unconsolidated joint ventures................... $12,419 10,645
   Long-term receivables and advances............................   6,415  7,105
   Other assets at amortized cost:
     Deferred debt costs.........................................   6,200 16,939
     Operating permits and development costs.....................   1,212  5,994
     Patents.....................................................   2,469  3,074
     Other.......................................................  10,562 53,260
                                                                  ------- ------
                                                                  $39,277 97,017
                                                                  ======= ======

  The above amounts reflect accumulated amortization of $2.0 million and $3.7 million at March 31, 1996 and 1997, respectively.

  During fiscal 1996, the Company's Zimpro subsidiary evaluated certain patents in accordance with SFAS 121. Based upon this evaluation, patents with a carrying value of $3.6 million were written down by $2.6 million to estimated fair value.

(9) ACQUISITIONS

  On May 31, 1996, a wholly owned subsidiary of the Company merged with and into Zimpro Environmental, Inc. ("Zimpro"), in a tax free reorganization. In connection with this acquisition, the Company issued 877,611 shares of the Company's common stock for all of the outstanding common and preferred shares of Zimpro pursuant to an Agreement and Plan of Merger among the Company, Landegger Environmental Holdings, Inc., The Black Clawson Company, a trust, and two limited partnerships in the John Hancock Capital Growth Fund ("The Hancock Funds") (collectively the "Stockholders"). In addition, the Company liquidated existing indebtedness to The Hancock Funds in exchange for 172,491 shares of Company common stock and $1.0 million in cash.

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

  On August 23, 1996, a wholly-owned subsidiary of the Company merged with and into Davis Water & Waste Industries, Inc. ("Davis"), upon the exchange of 4,817,349 shares of its common stock for all of the outstanding common and preferred shares of Davis pursuant to an Agreement and Plan of Merger between the Company and Davis.

  Davis manufactures and markets products relating to the distribution of water and wastewater. Davis also designs, engineers, manufactures, sells and installs water and wastewater treatment equipment to comply with applicable health and water quality standards.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts and operations of Davis.

  Merger expenses incurred to consummate the Davis transaction totaled $5.6 million and consisted primarily of investment banking fees, printing, stock fees, legal fees, accounting fees, governmental filings fees and certain other costs related to existing Davis pension plans and change in control charges.

  On March 6, 1997, a wholly-owned subsidiary of the Company merged with and into Sidener Supply Company ("Sidener"), upon the exchange of 1,528,732 shares of its common stock for all of the outstanding common shares of Sidener pursuant to an Acquisitions Agreement between the Company and Sidener. In addition, the Company issued 98,449 shares of common stock to liquidate certain indebtedness of Sidener.

  Sidener, with headquarters in St. Louis, Missouri, markets products relating to the distribution of water and wastewater. This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts and operations of Sidener.

  Separate results of operations of the combined entities for the years ended March 31, 1995 and 1996 are as follows:

                                                              YEAR ENDED MARCH
                                                                    31,
                                                              ----------------
                                                                1995    1996
                                                              -------- -------
                                                               (IN THOUSANDS)
   Revenues:
     U.S. Filter (as previously reported).................... $272,032 472,537
     Zimpro..................................................   31,678  28,877
     Davis...................................................  215,649 226,489
     Sidener.................................................   81,473  84,419
                                                              -------- -------
       Combined.............................................. $600,832 812,322
                                                              ======== =======
   Net income (loss):
     U.S. Filter (as previously reported)....................    8,331  20,290
     Zimpro..................................................      460  (6,732)
     Davis...................................................    3,448   5,749
     Sidener.................................................    3,028   2,660
                                                              -------- -------
       Combined.............................................. $ 15,267  21,967
                                                              ======== =======
   Net income per common share and common equivalent share:
     As previously reported.................................. $   0.34    0.54
                                                              ======== =======
     As restated............................................. $   0.49    0.49
                                                              ======== =======

  On October 25, 1996, the Company acquired all of the outstanding capital stock of the Utility Supply Group, Inc. ("USG") pursuant to an Agreement and Plan of Merger. The purchase price for the acquisition of USG, including acquisition costs, was approximately $40 million, consisting of the repayment of $18.3 million of USG long-term debt paid in cash and the delivery of 771,157 shares of Company common stock.

  USG, headquartered in Waco, Texas, is a distributor of water and wastewater related products and services to industrial and municipal customers throughout the United States.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  The acquisition of USG has been accounted for as a purchase and, accordingly, the results of operations of USG are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $18 million, and is being amortized on a straight-line basis over 40 years.

  On October 28, 1996, the Company acquired all of the outstanding capital stock of WaterPro Supplies Corporation ("WaterPro") pursuant to a Stock Purchase Agreement. The purchase price for the acquisition of WaterPro, including acquisition costs, was approximately $91 million, consisting of 3,201,507 shares of Company common stock.

  WaterPro, headquartered in Edina, Minnesota is a national distributor of water and wastewater related products and services for municipal water, sewer authorities and underground contractors, and has locations throughout the United States.

  The acquisition of WaterPro has been accounted for as a purchase and, accordingly, the results of operations of WaterPro are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $29 million, and is being amortized on a straight-line basis over 40 years.

  On December 2, 1996, pursuant to an Amended and Restated Purchase and Sale Agreement dated September 14, 1996 between the Company and Wheelabrator Water Technologies Inc. ("Seller"), the Company completed the acquisition of the capital stock of certain of the Seller's subsidiaries and certain other entities, and substantially all of the assets and liabilities of certain other subsidiaries, collectively Wheelabrator's Water Systems and Manufacturing Group ("WSMG"). The purchase price, as amended, for the acquisition of WSMG, including acquisition costs, was approximately $374 million and was paid entirely in cash.

  WSMG provides a broad range of water and wastewater engineering, technology and systems. The acquisition of WSMG has been accounted for as a purchase and, accordingly, the results of operations of WSMG are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $308 million and is being amortized on a straight-line basis over 40 years.

  On January 6, 1997, pursuant to a Purchase and Sale Agreement dated October 7, 1996, between the Company and United Utilities PLC ("Seller"), the Company completed the acquisition of the capital stock of certain other subsidiaries, collectively, the Process Equipment Division ("PED") of Seller. The purchase price, subject to adjustment, for the acquisition of PED, including acquisition costs, was approximately $166 million in cash and 1,320,312 shares of Company stock.

  PED provides a broad range of water and wastewater engineering, technology and systems. The acquisition of PED has been accounted for as a purchase and, accordingly, the results of operations of PED are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $108 million and is being amortized on a straight-line basis over 40 years.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  Supplementary information related to the acquisitions of USG, WaterPro, WSMG and PED is as follows:

                                                                  (IN THOUSANDS)
   Assets acquired...............................................   $1,018,537
   Liabilities assumed...........................................     (318,059)
   Common stock issued...........................................     (139,025)
                                                                    ----------
   Cash paid.....................................................      561,453
   Fees and expenses.............................................        3,001
   Less cash acquired............................................      (11,039)
                                                                    ----------
     Net cash paid...............................................   $  553,415
                                                                    ==========

  Summarized below are the unaudited pro forma results of operations of the Company as though USG, WaterPro, WSMG and PED had been acquired on April 1, 1996:

                                                                   1997
                                                           ---------------------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
   Revenues...............................................      $2,112,193
                                                                ==========
   Net income.............................................      $   58,774
                                                                ==========
   Net income per common share............................      $     0.78
                                                                ==========

  During the year ended March 31, 1997, the Company completed other acquisitions with an aggregate purchase price, including acquisition costs, of approximately $77 million, consisting of $19.0 million in cash and the delivery of 2,392,768 shares of Company common stock. The excess of fair value of net assets acquired was approximately $65 million, and is being amortized on a straight-line basis over 40 years.

  On October 2, 1995, the Company completed the acquisition of all of the outstanding capital stock of Polymetrics, Inc., and subsidiaries, a California corporation ("Polymetrics"), pursuant to a Stock Purchase Agreement dated as of August 30, 1995, as amended, between the Company and Anjou International Company, a U.S. subsidiary of Compagnie Generale des Eaux of France. The total purchase price for the acquisition of Polymetrics including acquisition costs, was approximately $60 million consisting of $51.7 million in cash and the delivery of 586,844 shares of Company common stock. The transaction was effective as of October 1, 1995.

  Polymetrics designs, manufactures, installs and services water treatment systems for the electronics, pharmaceutical, laboratory, power generation and cogeneration industries. Polymetrics also provides water treatment services, including service deionization ("SDI"). The acquisition of Polymetrics has been accounted for as a purchase and, accordingly, the results of operations of Polymetrics are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $48 million and is being amortized on a straight-line basis over 40 years.

  On August 11, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Continental H/2/O Services, Inc., d/b/a Interlake Water Systems, an Illinois corporation ("Interlake"), pursuant to an Asset Purchase Agreement among the Company, Interlake and the Stockholders of Interlake. The acquisition was effective as of August 1, 1995. The purchase price for the acquisition of Interlake, including acquisition costs, was approximately $27 million consisting of $20.1 million in cash and the delivery of 498,054 shares of Company common stock.

  Interlake provides water treatment services, including SDI, in Illinois and Michigan. In addition, Interlake sells and services a broad range of complex water treatment systems and was the largest distributor of the

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

Company's Continental product line in the United States. The acquisition of Interlake has been accounted for as a purchase and, accordingly, the results of operations of Interlake are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $19 million, and is being amortized on a straight-line basis over 40 years.

  On April 3, 1995, the Company acquired all of the outstanding capital stock of The Permutit Company Limited, a U.K. corporation, and The Permutit Company Pty. Ltd., an Australian corporation (collectively "The Permutit Group"), pursuant to a Share Purchase Agreement between the Company and Thames Water PLC, a U.K. corporation. The aggregate purchase price was approximately $10 million and was paid entirely in cash.

  The Permutit Group provides a range of products, including pre-engineered water treatment systems for the pharmaceutical, laboratory and chemical markets and other commercial customers. The acquisition of The Permutit Group has been accounted for as a purchase and, accordingly, the results of operations of The Permutit Group are included in the Company's consolidated statements of income from the date of acquisition. The excess of cost over fair value of net assets acquired was approximately $7 million and is being amortized on a straight-line basis over 40 years.

  On May 4, 1995, the Company completed the acquisition of all of the outstanding capital stock of Arrowhead Industrial Water, Inc. ("AIW") from The B.F. Goodrich Company ("Goodrich") pursuant to a Stock Purchase Agreement dated as of February 27, 1995, as amended. The acquisition was effective as of April 30, 1995. The purchase price, as adjusted, was $84.3 million consisting of $82.0 million in cash and the delivery of 131,616 shares of Company common stock.

  AIW, headquartered in Lincolnshire, Illinois, is a supplier of owned and operated on-site industrial water treatment systems in the United States and also provides emergency and temporary mobile water treatment systems.

  The acquisition of AIW has been accounted for as a purchase and, accordingly, the results of operations of AIW are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $36 million and is being amortized on a straight-line basis over 40 years.

  During the year ended March 31, 1996, the Company completed other acquisitions with an aggregate purchase price of approximately $59 million, consisting of $40 million in cash and the delivery of 1,232,166 shares of Company Common Stock. The excess of fair value of net assets acquired was approximately $68 million, and is being amortized on a straight-line basis over 40 years.

  Supplementary information related to the acquisitions of Polymetrics, Interlake, The Permutit Group and AIW is as follows:

                                                                  (IN THOUSANDS)
   Assets acquired...............................................    $230,986
   Liabilities assumed...........................................     (50,911)
   Common stock issued...........................................     (17,484)
                                                                     --------
   Cash paid.....................................................     162,591
   Fees and expenses.............................................       1,514
   Less cash acquired............................................        (894)
                                                                     --------
     Net cash paid...............................................    $163,211
                                                                     ========

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  Summarized below are the unaudited pro forma results of operations of the Company as though USG, WaterPro, WSMG, PED, Polymetrics, Interlake, The Permutit Group and AIW had been acquired on April 1, 1995:

                                                                   1996
                                                           ---------------------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
   Revenue................................................      $1,959,289
                                                                ==========
   Net income.............................................      $   32,403
                                                                ==========
   Net income per common share............................      $     0.49
                                                                ==========

(10) CONTRACT BILLING STATUS

  Information with respect to the billing status of contracts in process at March 31, 1996 and 1997 is as follows:

                                                            1996       1997
                                                          ---------  --------
                                                            (IN THOUSANDS)
   Contract costs incurred to date....................... $ 243,976   504,725
   Estimated profits.....................................    80,700   117,740
                                                          ---------  --------
   Contract revenue earned to date.......................   324,676   622,465
   Less billings to date.................................  (306,898) (557,111)
                                                          ---------  --------
   Cost and estimated earnings in excess of billings,
    net.................................................. $  17,778    65,354
                                                          =========  ========

  The above amounts are included in the accompanying consolidated balance sheets as:

   Costs and estimated earnings in excess of billings on
    uncompleted contracts................................ $  33,575   107,537
   Billings in excess of costs and estimated earnings on
    uncompleted contracts................................   (15,797)  (42,183)
                                                          ---------  --------
                                                          $  17,778    65,354
                                                          =========  ========

  Accounts receivable include retainage which has been billed, but is not due pursuant to retainage provisions in construction contracts until completion of performance and acceptance by the customer. This retainage aggregated $4.8 million and $13.7 million at March 31, 1996 and 1997, respectively. Substantially all retained balances are collectible within one year.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

(11) LONG-TERM DEBT

  Long-term debt at March 31, 1996 and 1997 consists of the following:

                                                                1996     1997
                                                               -------  -------
                                                               (IN THOUSANDS)
   Mortgage notes payable, secured by land and buildings,
    interest rates ranging from 2% to 9.2%, due in 1999
    through 2010.............................................  $ 7,180   13,304
   Guaranteed bank notes, interest rates ranging from 3.9% to
    9.2%, due in 1999 through 2004...........................    1,276    1,631
   Unsecured notes payable, interest rates ranging from 3.0%
    to 9.0%, due in 1997 through 2001........................    1,007    7,194
   Other.....................................................    8,217      963
                                                               -------  -------
                                                                17,680   23,092
   Less current portion......................................   (7,892) (10,806)
                                                               -------  -------
                                                               $ 9,788   12,286
                                                               =======  =======

  The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 1997 are as follows: 1998, $10.8 million; 1999, $1.7 million; 2000, $1.6 million; 2001, $1.6 million; 2002, $1.9 million; and thereafter, $5.5 million.

  The Company has a long-term, unsecured revolving line of credit with a bank of up to $400.0 million, of which $6.5 million was outstanding at March 31, 1997 and is included in notes payable in the accompanying consolidated balance sheet. The line of credit expires December, 2001 and bears interest at the bank's base rate or, in certain circumstances, Eurodollar rate. The line of credit is subject to certain covenants for which the Company was in compliance at March 31, 1997. At March 31, 1997, $62.1 million of standby letters of credit were issued under this line of credit.

(12) CONVERTIBLE SUBORDINATED DEBENTURES

  On December 11, 1996, the Company sold $414.0 million aggregate principal amount of 4.5% Convertible Subordinated Debentures due December 15, 2001 (the "Debentures"). The Debentures are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $39.50 per share, subject to adjustments in certain circumstances. The Debentures are not redeemable prior to December 15, 1999, at which time the Debentures become redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest to the date of redemption. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1997.

  On September 18, 1995 the Company sold $140.0 million aggregate principal amount of 6% Convertible Subordinated Notes due September 15, 2005 (the "Notes"). The Notes are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $18.33 per share, subject to adjustment in certain circumstances. The Notes are not redeemable prior to September 23, 1998 at which time the Notes become redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest to the date of redemption. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 1996.

  Effective August 31, 1994, the Company issued $45.0 million of subordinated debt (the "Debt") with common stock purchase warrants in connection with the acquisition of Smogless. On September 18, 1995, these warrants to purchase 3.8 million shares of Company common stock were exercised in exchange for the Debt.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  On October 20, 1993, the Company sold $60.0 million aggregate principal amount of 5% convertible subordinated debentures due October 15, 2000. As of October 25, 1996, all of such debentures were converted into a total of approximately 4.4 million shares of Company common stock pursuant to the terms of the debentures.

(13) ACCRUED LIABILITIES

  Accrued liabilities at March 31, 1996 and 1997 consist of the following:

                                                                  1996    1997
                                                                -------- -------
                                                                 (IN THOUSANDS)
   Accrued job costs, start-up and customer deposits........... $ 26,329  61,108
   Payroll, benefits and related taxes.........................   18,450  50,406
   Organization, relocation and closure costs..................   20,239  41,088
   Warranty....................................................    6,631  25,727
   Future remediation..........................................    1,729  10,625
   Sales commission............................................    3,674  10,014
   Sales, property and other taxes.............................    5,335   9,647
   Interest....................................................    3,204   7,978
   Other.......................................................   18,854  22,744
                                                                -------- -------
                                                                $104,445 239,337
                                                                ======== =======

  Included in other long-term liabilities at March 31, 1997 is $14.6 million of retiree benefits assumed by the Company as a result of certain acquisitions during fiscal 1997.

(14) INCOME TAXES

  Income tax expense (benefit) from continuing operations for the years ended March 31, 1995, 1996 and 1997 consist of:

                                                          1995    1996    1997
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
   Federal:
     Current............................................ $2,274   3,484   1,584
     Deferred...........................................  1,926   2,999  13,364
   State:
     Current............................................    682     878     732
     Deferred...........................................   (454)   (504)  1,404
   Non-U.S.:
     Current............................................     20   4,085   5,821
     Deferred...........................................  1,554   2,240  (5,424)
                                                         ------  ------  ------
                                                         $6,002  13,182  17,481
                                                         ======  ======  ======

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  Total income tax expense differed from the amounts computed by applying the U.S. Federal corporate tax rate of 34% for 1995 and 1996 and 35% for 1997 to income from continuing operations before income taxes as a result of the following:

                                                       1995     1996    1997
                                                      -------  ------  -------
                                                          (IN THOUSANDS)
   Expected income tax provision....................  $ 7,231  11,951   22,287
   Permanent differences............................       24   1,573    2,302
   State franchise tax, net of Federal tax benefit..      346     666    1,937
   Change in balance of valuation allowance ........   (1,973) (3,351) (10,796)
   Difference in U.S. tax rate and foreign tax
    rates...........................................      511   2,032    1,762
   Other............................................     (137)    311      (11)
                                                      -------  ------  -------
                                                      $ 6,002  13,182   17,481
                                                      =======  ======  =======

  As of March 31, 1997, the Company has net operating loss carryforwards in France of approximately $16.4 million with an indefinite carryforward period for which income tax benefit was recognized during fiscal 1997. Any benefit of the French loss carryforward was required to be shared equally between the Company and Alcoa until March 31, 1997. As of March 31, 1997, the Company also had net operating loss carryforwards in other non-U.S. countries of approximately $44.6 million which expire from 1998 to 2003.

  Additionally, as of March 31, 1997, the Company has recognized the future benefit of net operating loss carryforwards generated from Liquipure of $14.4 million. These loss carryforwards expire from 2002 to 2007. These operating loss carryforwards can be used only against future taxable income of Liquipure.

  The Company also has available, at March 31, 1997, other net operating loss carryforwards for U.S. Federal income tax purposes of approximately $15.0 million which expire in 2007 to 2010.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:

                                                                1996     1997
                                                              --------  -------
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Operating loss carryforwards............................ $ 27,664   36,514
     Inventory...............................................    3,540    8,044
     Allowance for doubtful accounts.........................    1,776    5,215
     Warranty................................................    1,837    2,656
     Vacation................................................    1,030    1,465
     Other accruals..........................................    1,134   19,967
     Tax credits.............................................      501      276
     Other...................................................    6,467    1,049
                                                              --------  -------
                                                                43,949   75,186
   Valuation allowance.......................................  (19,946) (20,659)
                                                              --------  -------
       Total deferred tax assets.............................   24,003   54,527
   Deferred tax liabilities:
     Depreciation and amortization...........................   12,129   11,981
     Prepaid expenses........................................      500      353
     Long-term contracts.....................................    4,206   11,123
     Other...................................................      620    4,002
                                                              --------  -------
                                                                17,455   27,459
                                                              --------  -------
       Net deferred tax assets............................... $  6,548   27,068
                                                              ========  =======

  The Company believes that it is more likely than not that the net deferred tax assets, including Federal net operating loss carryforwards, will be realized prior to their expiration. This belief is based on recent and anticipated future earnings and, in part, on the fact that the Company has completed several acquisitions during and including the three years ended March 31, 1997 of companies with strong earnings potential. A valuation allowance of $20.7 million at March 31, 1997 has been provided primarily for state and foreign net operating losses which may not be realized prior to expiration.

(15) SHAREHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

  In January 1992 and September 1994, the Company issued 880,000 shares of a new Series A Cumulative Convertible Preferred Stock and 185,185 shares of a new Series B Convertible Preferred Stock, respectively, in connection with acquisitions. On September 18, 1995, the Company repurchased and canceled 139,518 shares of Series B Preferred stock for $4.7 million and converted 45,667 shares of Series B Preferred Stock into 102,750 shares of Company common stock. On March 4, 1996, the holder of the Company's Series A Preferred Stock tendered the 880,000 preferred shares for conversion into 1,980,000 shares of Company common stock pursuant to terms of the security.

COMMON STOCK

  On December 5, 1994 and July 15, 1996, the Company paid in the form of stock dividends a three-for-two split of the Company's common stock. All references to income per common share and other common stock information in the accompanying consolidated financial statements and notes thereto have been restated to reflect these splits.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  On December 11, 1996, the Company completed an underwritten public offering of 11,804,206 shares of its common stock at a price equal to $31.625 per share. The net proceeds to the Company, after underwriting discounts and commissions and other related expenses, were $356.1 million.

  On May 3, 1995, the Company completed an underwritten public offering of 10,350,000 shares of its common stock at a price equal to $10.00 per share. The net proceeds to the Company, after underwriting discounts and commissions and other related expenses, were $97.3 million.

OPTIONS

  Under the Company's 1991 Employee Stock Option Plan (the "Plan"), the exercise price of options granted is equal to their fair market value at the date of grant and the maximum term of the option may not exceed 10 years. If the optionee is a holder of more than 10% of the outstanding common stock of the Company, the option price per share is increased to at least 110% of fair market value, and the option term is limited to 5 years. The total number of shares of common stock available under the Plan is 3,881,250 shares. Each option granted becomes exercisable on a cumulative basis, 25% six months following the date of grant and 25% on each subsequent anniversary of the grant date until fully vested.

  Under the Company's 1991 Director Stock Option Plan (the "Directors Plan"), the exercise price of options granted was equal to the higher of $2.00 below the market price or 60% of the market price on the date of grant. Effective April 1, 1996 the Directors Plan was amended to grant options equal to their fair market value at the date of grant. Under the Plan, each director of the Company who is not a full-time employee of the Company will receive each year an option to purchase 12,000 shares of common stock. The total number of shares available under the Directors Plan is 562,500 shares. Compensation expense of $.1 million was recorded in fiscal 1995 and fiscal 1996 related to the Directors Plan.

  The per share weighted-average fair value of stock options granted during fiscal 1996 and fiscal 1997 was $5.93 and $9.49, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1996 and fiscal 1997: expected dividend yield 0%, risk-free interest rate of 6.3%, expected volatility of the stock price of 41.9% and an expected life of 5 years.

  The Company continues to apply APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                                    YEAR ENDED
                                                                    MARCH 31,
                                                                  --------------
                                                                   1996    1997
                                                                  ------- ------
                                                                  (IN THOUSANDS,
                                                                    EXCEPT PER
                                                                   SHARE DATA)
   Net income
     As reported................................................. $21,967 46,197
     Pro forma................................................... $19,926 41,867
   Net income per common share
     As reported................................................. $  0.49   0.77
     Pro forma................................................... $  0.44   0.69

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  Pro forma net income and net income per common share reflects only options granted in fiscal 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per common share amounts presented above because compensation reflected over the options' vesting period of 10 years and compensation cost for options granted prior to April 1, 1995 is not considered. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Transactions involving the Plan and Directors Plan are summarized as follows:

                                       NUMBER OF                    AGGREGATE
                                        SHARES    EXERCISE PRICE      VALUE
                                       ---------  --------------- --------------
                                                                  (IN THOUSANDS)
   Balance at March 31, 1994.......... 1,925,882  $ 1.35 to 10.95    $ 15,642
   Options granted....................   898,290    1.35 to 10.59       7,650
   Options exercised..................  (241,040)   2.45 to  9.83      (1,422)
   Options canceled...................   (40,785)   7.33 to  9.83        (375)
                                       ---------  ---------------    --------
   Balance at March 31, 1995.......... 2,542,347    1.35 to 10.95      21,495
   Options granted.................... 1,013,250    9.04 to 18.67      12,764
   Options exercised..................  (487,886)   1.35 to 10.95      (3,678)
   Options canceled...................   (20,626)   8.53 to 10.58        (183)
                                       ---------  ---------------    --------
   Balance at March 31, 1996.......... 3,047,085    1.35 to 18.67      30,398
   Options granted....................   934,874   18.67 to 34.88      18,773
   Options exercised..................  (659,260)   1.35 to 26.25     (11,886)
   Options canceled...................   (27,415)   4.97 to 13.83        (309)
                                       ---------  ---------------    --------
   Balance at March 31, 1997.......... 3,295,284  $ 1.35 to 34.88    $ 36,976
                                       =========  ===============    ========

  At March 31, 1996 and 1997, the number of options exercisable was 1.8 million and 2.2 million, respectively.

  In connection with the options and convertible subordinated debentures, the Company has reserved 20.9 million shares at March 31, 1997 for future issuance.

(16) RETIREMENT PLANS

  Pursuant to the terms of a collective bargaining agreement, one of the Company's U.S. subsidiaries has a defined benefit pension plan covering substantially all of its hourly employees. Pension plan benefits are generally based upon years of service and compensation. The Company's funding policy is to contribute at least the minimum amounts required by the U.S. Employee Retirement Income Security Act of 1974 ("ERISA") or additional amounts to assure that plan assets will be adequate to provide retirement benefits. Plan assets are invested in broadly diversified portfolios of government obligations, mutual funds and fixed income and equity securities. The accumulated benefit obligation under this plan is not material to the consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  The Company has a defined contribution plan (under IRC Section 401(k)) covering substantially all U.S. salaried and hourly participating employees which provide for contributions based primarily upon compensation levels and employee contributions. The Company funds its contributions to these plans as accrued and as provided by ERISA. Defined contribution plan expense to the Company was $.8 million, $1.6 million and $3.8 million for the years ended March 31, 1995, 1996 and 1997, respectively.

(17) BUSINESS SEGMENT DATA AND EXPORT SALES

  The Company's sole business segment is the design, manufacture, operation, distribution and service of equipment and supplies for filtration, water treatment and wastewater treatment for industrial and municipal customers. There were no sales to any individual customers which accounted for 10% or more of revenue in fiscal 1995, 1996 and 1997. Export sales were $37.9 million, $58.6 million and $85.4 million in fiscal 1995, 1996 and 1997, respectively.

  Information about the Company's operations in different geographic locations for the years ended March 31, 1995, 1996 and 1997 is as follows:

                                                        1995    1996     1997
                                                      -------- ------- ---------
                                                            (IN THOUSANDS)
   Revenues from unaffiliated customers:
     United States................................... $488,066 599,455   957,078
     Non-U.S.........................................  112,766 212,867   419,523
                                                      -------- ------- ---------
                                                      $600,832 812,322 1,376,601
                                                      ======== ======= =========
   Operating income:
     United States................................... $ 21,619  28,301    52,982
     Non-U.S.........................................    6,428  17,081    29,931
                                                      -------- ------- ---------
                                                      $ 28,047  45,382    82,913
                                                      ======== ======= =========
   Income before income tax expense:
     United States................................... $ 16,491  21,520    39,462
     Non-U.S.........................................    4,778  13,629    24,216
                                                      -------- ------- ---------
                                                      $ 21,269  35,149    63,678
                                                      ======== ======= =========
   Identifiable assets:
     United States................................... $343,954 602,670 1,526,101
     Non-U.S.........................................  164,129 301,667   702,227
                                                      -------- ------- ---------
                                                      $508,083 904,337 2,228,328
                                                      ======== ======= =========

(18) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

  The Company and its subsidiaries lease certain facilities and equipment under various noncancelable and month-to-month leases. These leases are accounted for as operating leases. Rent expense aggregated $8.3 million, $9.0 million and $13.7 million in 1995, 1996 and 1997, respectively.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

  A summary of the future minimum annual rental commitments as of March 31, 1997, under operating leases follows:

                                                                    OPERATING
                                                                      LEASES
                                                                  --------------
                                                                  (IN THOUSANDS)
   Fiscal year ending:
     1998........................................................    $14,956
     1999........................................................     11,177
     2000........................................................      7,335
     2001........................................................      4,345
     2002........................................................      4,513
     Thereafter..................................................      3,704
                                                                     -------
   Total minimum lease payments..................................    $46,030
                                                                     =======

CONTINGENT LIABILITIES

  In December of 1995, allegations were made by federal and state environmental regulatory authorities of multiple violations in connection with wastewater discharges at a facility owned by the Company. The facility was acquired by the Company as part of its acquisition of Polymetrics on October 2, 1995. The Company has rights of indemnity from the seller which could be available if monetary damages and penalties are incurred in connection with any alleged violations occurring prior to the Company's acquisition of Polymetrics. In the opinion of management, the ultimate liability that may result from the above matter will not have a material adverse effect on the Company's consolidated financial position or results of operations (see note
9).

  Zimpro is party to certain agreements (entered into in 1990 at the time Zimpro was acquired from unrelated third parties by the entities from which it was later acquired by the Company), pursuant to which Zimpro agreed, among other things, to pay the original sellers a royalty of 3.0% of its annual consolidated net sales of certain products in excess of $35.0 million through October 25, 2000. Under certain interpretations of such agreements, with which the Company disagrees, Zimpro could be liable for such royalties with respect to the net sales attributable to products, systems and services of certain defined wastewater treatment businesses acquired by Zimpro or the Company or the Company's other subsidiaries after May 31, 1996. The defined businesses include, among others, manufacturing machinery and equipment, and engineering, installation, operation and maintenance services related thereto, for the treatment and disposal of waste liquids, toxic waste and sludge. One of the prior sellers has revealed in a letter to the Company an interpretation contrary to that of the Company. The Company believes that it would have meritorious defenses to any claim based upon any such interpretation and would vigorously pursue the elimination of any threat to expand what it believes to be its obligations pursuant to such agreements.

  Legal proceedings pending against the Company consist of litigation incidental to the Company's business and in the opinion of management, based in part upon the opinion of counsel, the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      NET INCOME
                                     REVENUES GROSS PROFIT NET INCOME PER SHARE*
                                     -------- ------------ ---------- ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   1996
   First quarter.................... $174,793    42,309       4,733      0.12
   Second quarter................... $194,669    50,326       7,108      0.17
   Third quarter.................... $211,673    54,188       8,061      0.17
   Fourth quarter................... $231,187    59,273       2,065      0.04
   1997
   First quarter.................... $222,958    59,152       7,694      0.15
   Second quarter................... $247,854    66,424       6,969      0.13
   Third quarter.................... $368,124    91,180      14,351      0.23
   Fourth quarter................... $537,665   133,597      17,183      0.23

--------
* Per common and common equivalent share.

ITEM 9--CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Security Ownership--Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Executive Compensation--Certain Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS:

  The following report and financial statements are filed as part of this Form 10-K:

                                                                          PAGE
                                                                          ----
Independent Auditors' Report.............................................  28
Consolidated Balance Sheets as of March 31, 1996 and 1997................  29
Consolidated Statements of Income--Years Ended March 31, 1995, 1996 and
 1997....................................................................  30
Consolidated Statements of Shareholders' Equity--Years Ended March 31,
 1995, 1996 and 1997.....................................................  31
Consolidated Statements of Cash Flows--Years Ended March 31, 1995, 1996
 and 1997................................................................  33
Notes to Consolidated Financial Statements...............................  35

  (a)(2) FINANCIAL STATEMENT SCHEDULE:

  See (d) below.

  (a)(3) EXHIBITS:

  The following exhibits are filed herewith or incorporated by reference herein:

 2.1 Stock Purchase Agreement dated August 30, 1995 among United States Filter
      Corporation, Anjou International Company and Polymetrics, Inc.
      (incorporated by reference to Exhibit 1.0 to Form 8-K dated October 2,
      1995 (File No. 1-10728)).*
 2.2 Agreement and Plan of Merger dated as of April 15, 1996 among United
      States Filter Corporation, U.S. Filter/Zimpro Acquisition Corp.,
      Landegger Environmental Holdings, Inc., John Hancock Capital Growth Fund
      II Limited Partnership, John Hancock Capital Growth Fund II Limited
      Partnership, Carl C. Landegger, Trustee and Black Clawson Company
      (incorporated by reference to Exhibit 1.0 to Form 8-K dated May 31, 1996
      (File No. 1-10728)).*
 2.3 Agreement and Plan of Merger dated as of June 10, 1996 among United States
      Filter Corporation, U.S. Filter/DWW Acquisition Corporation and Davis
      Water & Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K dated June 10, 1996 (File No. 1-10728)).*
 2.4 Amendment to Agreement and Plan of Merger dated as of July 10, 1996, among
      United States Filter Corporation, U.S. Filter/DWW Acquisition Corporation and Davis Water & Waste Industries, Inc., (incorporated by reference to
      Exhibit 2.02 to Registration Statement on Form S-4 (File No. 333-08223)).
 2.5 Amended and Restated Purchase and Sale Agreement dated as of September 14,
      1996 between Wheelabrator Technologies Inc. and United States Filter
      Corporation (incorporated by reference to Exhibit 2.1 to Registration
      Statement on Form S-3 (File No. 333-14277)).*
 2.6 Agreement and Amendment dated as of December 2, 1996 between Wheelabrator
      Technologies Inc. and United States Filter Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K dated December 2, 1996 (File No. 1-
      10728)).*
 2.7 Agreement, dated October 7, 1996, between United Utilities PLC and certain of its subsidiaries and United States Filter Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K dated October 28, 1996 (File No. 1-
      10728)).*
 2.8 Stock Purchase Agreement dated as of September 10, 1996 among Edmundson
      International, Inc., United States Filter Corporation and WaterPro
      Supplies Corporation (incorporated by reference to Exhibit 2.3 to
      Registration Statement on Form S-3 (File No. 333-14277)).*
 3.0 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.0 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-10728)).
 3.1 Restated Bylaws (incorporated by reference to Exhibit 3.3 to Registration
      Statement on Form S-1 (No. 33-41089)).
 4.0 6% Convertible Subordinated Notes Indenture dated as of September 18, 1995 between United States Filter Corporation and The First National Bank of
      Boston, as Trustee (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (No. 33-63281)).
 4.1 4 1/2% Convertible Subordinated Notes Indenture dated as of December 17,
      1996 between United States Filter Corporation and State Street Bank and
      Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-14281)).
 4.2 Amended and Restated Multicurrency Credit Agreement, dated as of December
      2, 1996, among United States Filter Corporation and certain of its subsidiaries, the Lenders named therein, DLJ Capital Funding, Inc., as Documentation Agent, ABN AMRO Bank, N.V., as Co-Agent, and The First
      National Bank of Boston, as Managing Agent (incorporated by reference to
      Exhibit 4.1 to Form 8-K dated December 2, 1996 (File No. 1-10728)).
 4.3 Transfer, Registration and Other Rights Agreement dated as of August 31,
      1994 by and among United States Filter Corporation, Laidlaw International
      Investments (Luxembourg) S.A., Laidlaw Investments (Barbados) Ltd.,
      Marfit, S.p.A., Laidlaw, Inc. and Ing. Gilberto Cominetta (incorporated by reference to Exhibit 2.5 to Form 8-K dated October 4, 1994 (File No.
      1-10728)).

  4.4 Letter Dated May 29, 1996 from Laidlaw Inc. to United States Filter
       Corporation, amending the Transfer, Registration and Other Rights
       Agreement dated as of August 31, 1994 (incorporated by reference to Exhibit 4.4 to Form 10-K for the year ended March 31, 1996 (File No. 1-
       10728)).
 10.1 License Agreements dated November 22, 1989 between Millipore Corporation,
       Millipore Investment Holdings Limited and IP Holding Company
       (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended March 31, 1994 (File No. 1-10728)).
 10.2 United States Filter Corporation 1991 Employees Stock Option Plan, as amended through September 13, 1996 (incorporated by reference to Exhibit
       10.0 to Form 10-Q for the quarter ended September 30, 1996 (File No. 1-
       10728)).
 10.3 United States Filter Corporation 1991 Directors Stock Option Plan, as amended through September 13, 1996 (incorporated by reference to Exhibit
       10.0 to Form 10-Q for the quarter ended September 30, 1996 (File No. 1-
       10728)).
 10.4 Form of Executive Retention Agreement (incorporated by reference to
       Exhibit 10.6 to Form 10-K for the year ended March 31, 1995 (File No. 1-
       10728)).
 10.5 Form of Executive Retirement Plan (incorporated by reference to Exhibit
       10.7 to Form 10-K for the year ended March 31, 1995 (File No. 1-10728)).
 10.6 Annual Incentive Compensation Plan Summary (incorporated by reference to
       Exhibit 10.6 to Form 10-K for the year ended March 31, 1996 (File No. 1-
       10728)).
 10.7 Employment Agreement dated October 25, 1996 between Harry K. Hornish, Jr.
       and United States Filter Corporation.
 12.0 Statement re computation of ratio of earnings to fixed charges.
 21.0 Schedule of Subsidiaries.
 23.0 Independent Auditors' Consent.
 27.0 Financial Data Schedule.

--------
* Certain exhibits and schedules to the Exhibits incorporated by reference herein have been omitted in accordance with Item 601(b)(2) of Regulation S-
  K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.

  (B) REPORTS ON FORM 8-K:

  The Company filed one report on Form 8-K during the quarter ended March 31, 1997 dated January 6, 1997 reporting the acquisition by the Company of the Process Equipment Division of United Utilities Plc ("PED"). The Profit and Loss Account of PED for the Six Months ended 30 September 1995 and 1996, the Balance Sheet of PED as of 30 September 1996 and the Cash Flow Statements of PED for the Six Months ended 30 September 1995 and 1996 were filed as part of such Form 8-K. The other financial statements of PED and pro forma financial information as required by Regulation S-X of the Commission were previously filed in the Company's Form 8-K dated October 28, 1996, as amended on Form 8-K/A dated December 19, 1996.

  (C) EXHIBITS:

  See (a) (3) above.

  (D) FINANCIAL STATEMENT SCHEDULE:

                                                                            PAGE
                                                                            ----
     Independent Auditors' Report on Schedule..............................  57
     SCHEDULE
     --------
      II  Valuation and Qualifying Accounts................................  58

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

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders United States Filter Corporation:

  The audits referred to in our report dated June 6, 1997 included the related financial statement schedule as of March 31, 1996 and 1997, and for each of the years in the three-year period ended March 31, 1997, included in the annual report on Form 10-K of United States Filter Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          KPMG Peat Marwick LLP

Orange County, California
June 23, 1997

         SCHEDULE II--UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        THREE-YEARS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                           BALANCE     ACQUIRED    AMOUNTS   AMOUNTS   BALANCE
                         AT BEGINNING   THROUGH   CHARGED TO WRITTEN   AT END
     DESCRIPTION          OF PERIOD   ACQUISITION  EXPENSE     OFF    OF PERIOD
     -----------         ------------ ----------- ---------- -------  ---------
Year Ended March 31,
 1997:
Allowance for Doubtful
 Accounts...............   $10,165      $11,802     $6,871   $(4,243)  $24,595
                           =======      =======     ======   =======   =======
Year Ended March 31,
 1996:
Allowance for Doubtful
 Accounts...............   $ 4,928      $ 1,172     $6,220   $(2,155)  $10,165
                           =======      =======     ======   =======   =======
Year Ended March 31,
 1995:
Allowance for Doubtful
 Accounts...............   $ 3,584      $   603     $2,266   $(1,525)  $ 4,928
                           =======      =======     ======   =======   =======

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          UNITED STATES FILTER CORPORATION

                                                  /s/ Richard J. Heckmann
                                          By: _________________________________
                                            RICHARD J. HECKMANN
                                            CHAIRMAN OF THE BOARD, CHIEF
                                            EXECUTIVE OFFICER AND PRESIDENT

Date: June 23, 1997

  PURSUANT TO THE REQUIREMENTS OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

       /s/ Richard J. Heckmann          Chairman of the         June 23, 1997
-------------------------------------    Board, Chief
         RICHARD J. HECKMANN             Executive Officer
                                         and President

         /s/ Kevin L. Spence            Vice President and      June 23, 1997
-------------------------------------    Chief Financial
           KEVIN L. SPENCE               Officer (Principal
                                         Accounting Officer)

       /s/ Michael J. Reardon           Director and            June 23, 1997
-------------------------------------    Executive Vice
         MICHAEL J. REARDON              President

          /s/ Tim L. Traff              Director and Senior     June 23, 1997
-------------------------------------    Vice President
            TIM L. TRAFF

         /s/ James E. Clark             Director                June 23, 1997
-------------------------------------
           JAMES E. CLARK

        /s/ John L. Diederich           Director                June 23, 1997
-------------------------------------
          JOHN L. DIEDERICH

              SIGNATURE                         TITLE                DATE

        /s/ Robert S. Hillas            Director                June 23, 1997
-------------------------------------
          ROBERT S. HILLAS

        /s/ Arthur B. Laffer            Director                June 23, 1997
-------------------------------------
          ARTHUR B. LAFFER

     /s/ Alfred B. Osborne, Jr.         Director                June 23, 1997
-------------------------------------
       ALFRED B. OSBORNE, JR.

       /s/ J. Danforth Quayle           Director                June 23, 1997
-------------------------------------
         J. DANFORTH QUAYLE

     /s/ C. Howard Wilkins, Jr.         Director                June 23, 1997
-------------------------------------
       C. HOWARD WILKINS, JR.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 2.1     Stock Purchase Agreement dated August 30, 1995 among United States
          Filter Corporation, Anjou International Company and Polymetrics, Inc.
          (incorporated by reference to Exhibit 1.0 to Form 8-K dated October
          2, 1995 (File No. 1-10728)).*
 2.2     Agreement and Plan of Merger dated as of April 15, 1996 among United
          States Filter Corporation, U.S. Filter/Zimpro Acquisition Corp.,
          Landegger Environmental Holdings, Inc., John Hancock Capital Growth
          Fund II Limited Partnership, John Hancock Capital Growth Fund II
          Limited Partnership, Carl C. Landegger, Trustee and Black Clawson
          Company (incorporated by reference to Exhibit 1.0 to Form 8-K dated
          May 31, 1996 (File No. 1-10728)).*
 2.3     Agreement and Plan of Merger dated as of June 10, 1996 among United
          States Filter Corporation, U.S. Filter/DWW Acquisition Corporation
          and Davis Water & Waste Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K dated June 10, 1996 (File No. 1-10728)).*
 2.4     Amendment to Agreement and Plan of Merger dated as of July 10, 1996, among United States Filter Corporation, U.S. Filter/DWW Acquisition
          Corporation and Davis Water & Waste Industries, Inc., (incorporated by reference to Exhibit 2.02 to Registration Statement on Form S-4
          (File No. 333-08223)).
 2.5     Amended and Restated Purchase and Sale Agreement dated as of September
          14, 1996 between Wheelabrator Technologies Inc. and United States
          Filter Corporation (incorporated by reference to Exhibit 2.1 to
          Registration Statement on Form S-3 (File No. 333-14277)).*
 2.6     Agreement and Amendment dated as of December 2, 1996 between
          Wheelabrator Technologies Inc. and United States Filter Corporation
          (incorporated by reference to Exhibit 2.2 to Form 8-K dated December
          2, 1996 (File No. 1-10728)).*
 2.7     Agreement, dated October 7, 1996, between United Utilities PLC and certain of its subsidiaries and United States Filter Corporation
          (incorporated by reference to Exhibit 2.2 to Form 8-K dated October
          28, 1996 (File No. 1-10728)).*
 2.8     Stock Purchase Agreement dated as of September 10, 1996 among
          Edmundson International, Inc., United States Filter Corporation and
          WaterPro Supplies Corporation (incorporated by reference to Exhibit
          2.3 to Registration Statement on Form S-3 (File No. 333-14277)).*
 3.0     Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.0 to Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1996 (File No. 1-10728)).
 3.1     Restated Bylaws (incorporated by reference to Exhibit 3.3 to
          Registration Statement on Form S-1 (No. 33-41089)).
 4.0     6% Convertible Subordinated Notes Indenture dated as of September 18,
          1995 between United States Filter Corporation and The First National
          Bank of Boston, as Trustee (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (No. 33-63281)).
 4.1     4 1/2% Convertible Subordinated Notes Indenture dated as of December
          17, 1996 between United States Filter Corporation and State Street
          Bank and Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3
          (No. 333-14281)).
 4.2     Amended and Restated Multicurrency Credit Agreement, dated as of
          December 2, 1996 among United States Filter Corporation and certain of its subsidiaries, the Lenders named therein, DLJ Capital Funding,
          Inc., as Documentation Agent, ABN AMRO Bank, N.V., as Co-Agent, and
          The First National Bank of Boston, as Managing Agent (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 2, 1996 (File No.
          1-10728)).

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  4.3    Transfer, Registration and other Rights Agreement dated as of August
          31, 1994 by and among United States Filter Corporation, Laidlaw
          International Investments (Luxembourg) S.A., Laidlaw Investments
          (Barbados) Ltd., Marfit, S.p.A., Laidlaw, Inc. and Ing. Gilberto
          Cominetta (incorporated by reference to Exhibit 2.5 to Form 8-K dated
          October 4, 1994 (File No. 1-10728)).
  4.4    Letter Dated May 29, 1996 from Laidlaw Inc. to United States Filter
          Corporation, amending the Transfer, Registration and Other Rights
          Agreement dated as of August 31, 1994 (incorporated by reference to
          Exhibit 4.4 to Form 10-K for the year ended March 31, 1996 (File No.
          1-10728)).
 10.1    License Agreements dated November 22, 1989 between Millipore
          Corporation, Millipore Investment Holdings Limited and IP Holding
          Company (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended March 31, 1994 (File No. 1-10728)).
 10.2    United States Filter Corporation 1991 Employees Stock Option Plan, as
          amended through September 13, 1996 (incorporated by reference to
          Exhibit 10.0 to Form 10-Q for the quarter ended September 30, 1996
          (File No. 1-10728)).
 10.3    United States Filter Corporation 1991 Directors Stock Option Plan, as
          amended through September 13, 1996 (incorporated by reference to
          Exhibit 10.0 to Form 10-Q for the quarter ended September 30, 1996
          (File No. 1-10728)).
 10.4    Form of Executive Retention Agreement (incorporated by reference to
          Exhibit 10.6 to Form 10-K for the year ended March 31, 1995 (File No.
          1-10728)).
 10.5    Form of Executive Retirement Plan (incorporated by reference to
          Exhibit 10.7 to Form 10-K for the year ended March 31, 1995 (File No.
          1-10728)).
 10.6    Annual Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended March 31, 1996 (file
          No. 1-10728)).
 10.7    Employment Agreement dated October 25, 1996 between Harry K. Hornish,
          Jr. and United States Filter Corporation.
 12.0    Statement re computation of ratio of earnings to fixed charges.
 21.0    Schedule of Subsidiaries.
 23.0    Independent Auditors' Consent.
 27.0    Financial Data Schedule.

--------
* Certain exhibits and schedules to the Exhibits incorporated by reference herein have been omitted in accordance with Item 601(b)(2) of Regulation S-
  K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.