Form 10-Q
period 1997-06-30
UNITED STATES FILTER CORP
filed 1997-08-13
CIK 318025

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1997
                               -------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-10728
                       -------

                       UNITED STATES FILTER CORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)

                    DELAWARE                             33-0266015
                    --------                             ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             identification No.)

                 40-004 COOK STREET, PALM DESERT, CA    92211
                 --------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (760) 340-0098
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X       No
                               -----         -----

The number of shares of common stock, $.01 par value, outstanding as of August 8, 1997, is 71,622,869 shares.



                                             Total number of pages  16
                                                                   ----

THERE IS ONE EXHIBIT FILED WITH THIS REPORT

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND MARCH 31, 1997
                                  (UNAUDITED)

                                                         June 30, 1997    March 31, 1997
                                                         -------------    --------------
                                                                (in thousands)
                                          ASSETS
Current assets:
 Cash and cash equivalents                                $   57,331          126,237
 Short-term investments                                          593            2,158
 Accounts receivable, net                                    555,698          481,015
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                       129,182          107,537
 Inventories                                                 267,021          242,483
 Prepaid expenses                                             12,480            8,040
 Deferred taxes                                               38,900           38,589
 Other current assets                                         30,616           17,086
                                                          ----------        ---------
   Total current assets                                    1,091,821        1,023,145
                                                          ----------        ---------

Property, plant and equipment, net                           356,092          296,840
Investment in leasehold interests, net                        22,921           23,230
Cost in excess of net assets of businesses acquired, net     875,902          788,096
Other assets                                                  93,125           97,017
                                                          ----------        ---------
                                                          $2,439,861        2,228,328
                                                          ==========        =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          264,048          237,895
   Accrued liabilities                                       255,006          239,337
   Current portion of long-term debt                          12,497           10,806
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                        47,170           42,183
   Other current liabilities                                  34,427           21,327
                                                           ---------        ---------
     Total current liabilities                               613,148          551,548
                                                           ---------        ---------

Notes payable                                                  7,091            8,876
Long-term debt, excluding current portion                     29,794           12,286
Convertible subordinated debentures                          554,000          554,000
Deferred taxes                                                11,521           11,521
Other liabilities                                             42,563           61,247
                                                           ---------        ---------
     Total liabilities                                     1,258,117        1,199,478
                                                           ---------        ---------

                                                                     (Continued)

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1997 AND MARCH 31, 1997 (CONTINUED)
                                  (UNAUDITED)

                                                          June 30, 1997    March 31, 1997
                                                          -------------    --------------
                                                                   (in thousands)
Shareholders' equity:
  Common stock, par value $.01.  Authorized 150,000
    shares; 80,247 and 74,530 shares issued and
    outstanding at June 30, 1997 and March 31, 1997,
    respectively                                                  802               745
  Additional paid-in capital                                1,127,219           990,004
  Currency translation adjustment                             (24,383)          (19,491)
  Retained earnings                                            78,106            57,592
                                                           ----------         ---------
     Total shareholders' equity                             1,181,744         1,028,850
                                                           ----------         ---------

                                                           $2,439,861         2,228,328
                                                           ==========         =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                                         1997               1996
                                                  -----------------   -----------------
                                                  (in thousands, except per share data)

Revenues                                               $598,234            222,958

Costs of sales                                          450,427            163,806
                                                       --------            -------

      Gross profit                                      147,807             59,152

Selling, general and administrative expenses            109,351             44,481
                                                       --------            -------

      Operating income                                   38,456             14,671
                                                       --------            -------


Other income (expense):

   Interest expense                                      (8,859)            (4,536)
   Interest and other income                                925                602
                                                       --------            -------
                                                         (7,934)            (3,934)
                                                       --------            -------

      Income before income tax expense                   30,522             10,737

Income tax expense                                        9,796              3,043
                                                       --------            -------

      Net income                                       $ 20,726              7,694
                                                       ========            =======

   Net income per common share                         $   0.26               0.15
                                                       ========            =======

Weighted average number of shares outstanding            80,653             51,480
                                                       ========            =======

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                           1997        1996
                                                                         ---------   --------
                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 20,726      7,694
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Provision for bad debts                                                   1,931        668
  Depreciation and amortization                                            21,652     10,337
  Decrease in closure reserves                                                  -        151
  (Gain) loss on sale of assets                                                39         (2)
  Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                       (34,613)    18,628
         Increase in costs and estimated earnings
           on uncompleted contracts                                       (14,040)   (12,086)
         Increase in inventories                                          (17,653)    (4,149)
         Increase in other assets                                          (2,379)    (8,149)
         Increase (decrease) in accounts payable and
           accrued expenses                                                28,436    (13,856)
         Increase in billings in excess of costs and
           estimated earnings on uncompleted contracts                      1,507      4,574
         Decrease in other liabilities                                    (15,011)    (1,830)
                                                                         --------    -------

                  Net cash provided by (used in) operating activities      (9,405)     1,980
                                                                         --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of property, plant & equipment                       (17,471)   (11,607)
Payment for purchase of acquisitions, net of cash acquired                (38,277)    (5,209)
Proceeds from disposal of equipment                                           293         82
(Purchase) sale of short-term investments                                   1,571     (1,378)
                                                                         --------    -------

                  Net cash used in investing activities                   (53,884)   (18,112)
                                                                         --------    -------

                                                                     (Continued)
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)
                                  (UNAUDITED)

                                                                    1997          1996
                                                                  --------      --------
                                                                      (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                             683          924
Principal payments on debt                                          (4,465)     (18,808)
Net (payments) proceeds from borrowings on notes payable            (1,785)      25,412
Dividends paid                                                         (50)        (461)
                                                                  --------      -------

          Net cash provided by (used in) financing activities       (5,617)       7,067
                                                                  --------      -------

          Net decrease in cash and cash equivalents                (68,906)      (9,065)

Cash and cash equivalents at March 31, 1997 and 1996               126,237       18,886
                                                                  --------      -------

Cash and cash equivalents at June 30, 1997 and 1996               $ 57,331        9,821
                                                                  ========      =======


Supplemental disclosures of cash flow information:

     Cash paid during the period for interest                     $ 10,864        3,384
                                                                  ========      =======

     Cash paid during the period for income taxes                 $  2,443        1,424
                                                                  ========      =======

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the information contained therein. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

Income per Common Share
-----------------------

Income per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents, consisting of options, are included in the computation of income per share when their effect is dilutive. Primary and fully diluted income per common share for the three months ended June 30, 1997 and 1996, respectively, were calculated as follows:

                                                              1997               1996
                                                        ----------------   ----------------
                                                        (in thousands, except per share data)

       Net income                                           $20,726              7,694
                                                            -------             ------
       Weighted average shares outstanding                   78,802             49,899

       Add:
       Exercise of stock options reduced by
        the number of shares purchased with proceeds          1,851              1,581
                                                            -------             ------
       Adjusted weighted average shares outstanding          80,653             51,480
                                                            =======             ======

       Income per common share                              $  0.26               0.15
                                                            =======             ======

Note 2.  Inventories
         -----------

Inventories at June 30, 1997 and March 31, 1997 consist of the following:

                                                       June 30, 1997   March 31, 1997
                                                       -------------   --------------
                                                               (in thousands)

       Raw Materials                                        $ 73,622           54,112
       Work-in-Process                                        51,526           58,619
       Finished Goods                                        141,873          129,752
                                                            --------          -------

                                                            $267,021          242,483
                                                            ========          =======

Note 3.  Notes Payable
         -------------

The Company has an unsecured multicurrency bank line-of-credit of up to $400.0 million, of which $7.1 million was outstanding at June 30, 1997. The line-of-credit expires December 2001 and bears interest at variable rates of up to 2.25% above certain Eurocurrency rates or 0.50% above The First National Bank of Boston's base rate. At June 30, 1997, $56.1 million of standby letters of credit were outstanding under this line-of-credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the three months ended June 30, 1997 were $598.2 million, an increase of $375.2 million or 168.3% from the $223.0 million for the three months ended June 30, 1996. This increase was due primarily to acquisitions completed by the Company subsequent to June 30, 1996. For the three months ended June 30, 1997, revenues from capital equipment sales represented 37.8% of total revenues, while revenues from services, operations, replacement parts and consumables represented 27.4% of total revenues and revenues from distribution represented 34.8% of total revenues.

Gross profit as a percentage of revenue ("gross margin") was 24.7% for the three months ended June 30, 1997 compared to 26.5% in the corresponding period in the prior year. This decrease in gross margin for the three months ended June 30, 1997 was due primarily to the effect of adding the results of operations from the Company's recently completed acquisitions of Utility Supply Group and WaterPro Corporation, each of which are in the waterworks distribution business.

For the three months ended June 30, 1997, selling, general and administrative expenses increased $64.9 million to $109.4 million as compared to the $44.5 million in the comparable period in the prior year. During this period, selling, general and administrative expenses were 18.3% of revenues compared to 20.0% for the comparable period in the prior year.

Interest expense increased to $8.9 million for the three months ended June 30, 1997 from $4.5 million for the corresponding period in the prior year. Interest expense for the three months ended June 30, 1997 consisted primarily of interest on the Company's (i) 6% Convertible Subordinated Notes issued on September 18, 1995 due 2005, (ii) 4.5% Convertible Subordinated Notes issued on December 11, 1996 due 2001 and (iii) borrowings under the Company's bank line of credit. At June 30, 1997, the Company had cash and short-term investments of $57.9 million.

Income tax expense increased to $9.8 million for the three months ended June 30, 1997, from $3.0 million in the corresponding period in the prior year. The Company's effective tax rate for the three months ended June 30, 1997 was 32.0%.

Net income for the three months ended June 30, 1997 was $20.7 million, an increase of $13.0 million from the $7.7 million for the three months ended June 30, 1996.

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line of credit. At June 30, 1997, the Company had working capital of $478.7 million including cash and short-term investments of $57.9 million. The Company's long-term debt at June 30, 1997, was $554.0 million consisting of $140.0 million of 6.0% Convertible Subordinated Notes due 2005 and $414.0 million of 4.5% Convertible Subordinated Notes due 2001. The Company also had other long-term debt totaling $42.3 million and bearing interest at rates ranging from 2.0% to 9.2%.

As of June 30, 1997, the Company had an existing bank line of credit of $400.0 million, of which there were outstanding borrowings of $7.1 million and outstanding letters of credit of $56.1 million. Borrowings under this credit facility bear interest at variable rates of up to 2.25% above certain Eurocurrency rates or 0.50% above The First National Bank of Boston's base rate and have a five year maturity.

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

     Potential Environmental Risks. The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. The Company is also subject to inherent risks associated with environmental conditions at facilities owned, and the state of compliance with environmental laws, by businesses acquired by the Company. While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in cleanup obligations, civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company. In that regard federal and state environmental regulatory authorities have commenced civil enforcement actions related to alleged multiple violations of applicable wastewater pretreatment standards by a wholly owned subsidiary of the Company at a Connecticut ion exchange regeneration facility acquired by the Company in October 1995 from Anjou International Company ("Anjou"). A grand jury investigation is pending which is believed to relate to the same conditions that were the subject of the civil actions. The Company has certain rights of indemnification from Anjou which may be available with respect to these matters. In addition, the Company's activities as owner and operator of certain hazardous waste treatment and recovery facilities are subject to stringent laws and regulations and compliance reviews. Failure of these facilities to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. In other matters, the Company has been notified by the United States Environmental Protection Agency that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") at certain sites to which the Company or its predecessors allegedly sent waste in the past. It is possible that the Company could receive other such notices under CERCLA or analogous state laws in the future. The Company does not believe that its liability, if any, relating to such matters will be material. However, there can be no assurance that such matters will not be material. In addition to some extent, the liabilities and risks imposed by environmental laws on the Company's customers may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which, could also have an adverse effect on the Company's competitive or financial position.

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

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

               N/A

Item 2.    CHANGES IN SECURITIES

               N/A

Item 2.    DEFAULTS UPON SENIOR SECURITIES

               N/A

Item 3.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               N/A

Item 4.    OTHER INFORMATION

               N/A

Item 5.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

       27.0   Financial Data Schedule

(b)    Reports on Form 8-K

              None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED STATES FILTER CORPORATION



                                  By:  /S/ KEVIN L. SPENCE
                                       -------------------
Dated:  August 12, 1997           Kevin L. Spence
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit                                                     Sequential
Number            Description                              Page Number
-------           -----------                              -----------


27.0              Financial Data Schedule                  21