Form 10-Q/A
period 1997-06-30
UNITED STATES FILTER CORP
filed 1997-08-22
CIK 318025

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

The number of shares of common stock, $.01 par value, outstanding as of August 8, 1997, is 81,970,167 shares.



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



                                  UNITED STATES FILTER CORPORATION



                                  By:  /S/ KEVIN L. SPENCE
                                       -------------------
Dated:  August 21, 1997           Kevin L. Spence
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Duly Authorized Officer)