Form 10-Q
period 1997-09-30
UNITED STATES FILTER CORP
filed 1997-11-14
CIK 318025

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTION, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1997
                               ------------------

                                      or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from             to
                                -----------    -----------

Commission file number 1-10728
                       -------

                       UNITED STATES FILTER CORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                    33-0266015
    ----------------------                         ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     identification No.)

                  40-004 COOK STREET, PALM DESERT, CA  92211
                  ------------------------------------------
             (Address of principle executive offices)  (Zip Code)

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

                             Yes    X    No
                                  -----      -----

The number of shares of common stock, $.01 par value, outstanding as of November 7, 1997 was 93,974,355 shares.

                                            Total number of pages  20
                                                                  ----
THERE ARE THREE EXHIBITS FILED WITH THIS REPORT

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND MARCH 31, 1997
                                  (UNAUDITED)

                                                           September 30, 1997       March 31, 1997
                                                           ------------------       --------------
                                                                        (in thousands)
                            ASSETS
Current assets:
    Cash and cash equivalents                                      $   32,622           $  126,237
    Short-term investments                                                483                2,158
    Accounts receivable, net                                          618,256              481,015
    Costs and estimated earnings in excess
     of billings on uncompleted contracts                             121,494              107,537
    Inventories                                                       303,960              242,483
    Prepaid expenses                                                   13,677                8,040
    Deferred taxes                                                     38,969               38,589
    Other current assets                                               41,247               17,086
                                                                   ----------           ----------
         Total current assets                                       1,170,708            1,023,145
                                                                   ----------           ----------

Property, plant and equipment, net                                    597,987              296,840
Investment in leasehold interests, net                                 22,916               23,230
Costs in excess of net assets of businesses acquired, net             903,982              788,096
Other assets                                                          109,373               97,017
                                                                   ----------           ----------
                                                                   $2,804,966           $2,228,328
                                                                   ==========           ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $  278,233           $  237,895
    Accrued liabilities                                               272,633              239,337
    Current portion of long-term debt                                  10,699               10,806
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                58,012               42,183
    Other current liabilities                                          43,997               21,327
                                                                   ----------           ----------
         Total current liabilities                                    663,574              551,548
                                                                   ----------           ----------

Notes payable                                                           6,346                8,876
Long-term debt, excluding current portion                              60,521               12,286
Convertible subordinated debentures                                   554,000              554,000
Deferred taxes                                                         13,110               11,521
Other liabilities                                                      43,679               61,247
                                                                   ----------           ----------
         Total liabilities                                          1,341,230            1,199,478
                                                                   ----------           ----------

                                                                   (Continued)

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1997 AND MARCH 31, 1997 (CONTINUED)
                                  (UNAUDITED)


                                                            September 30, 1997       March 31, 1997
                                                            ------------------       --------------
                                                                           (in thousands)
Shareholders' equity:
  Common stock, par value $.01. Authorized 300,000
    shares; 92,897 and 74,530 shares issued and
    outstanding at September 30, 1997 and March 31, 1997,
    respectively                                                      929                     745
  Additional paid-in capital                                    1,384,570                 990,004
  Currency translation adjustment                                 (34,579)                (19,491)
  Retained earnings                                               112,816                  57,592
                                                               ----------              ----------
    Total shareholders' equity                                  1,463,736               1,028,850
                                                               ----------              ----------
  Commitments and contingencies                                $2,804,966              $2,228,328
                                                               ==========              ==========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                            Three Months                         Six Months
                                               Ended                               Ended
                                            September 30,                       September 30,
                                       -----------------------             ----------------------
                                        1997           1996                  1997         1996
                                       ---------     ---------             ----------   ---------
                                                 (in thousands, except per share data)
Revenues                                $691,488      $247,854             $1,289,722    $470,813
Costs of sales                           520,690       181,430                971,117     345,236
                                        --------      --------             ----------    --------
    Gross profit                         170,798        66,424                318,605     125,577
Selling, general and
  administrative expenses                125,325        47,850                234,676      92,331
Merger expenses                               --         5,581                     --       5,581
                                        --------      --------             ----------    --------
                                         125,325        53,431                234,676      97,912
                                        --------      --------             ----------    --------
       Operating income                   45,473        12,993                 83,929      27,665

Other income (expense):
    Interest expense                      (9,530)       (3,750)               (18,389)     (8,286)
    Other                                    162           369                  1,087         971
                                        --------      --------             ----------    --------
                                          (9,368)       (3,381)               (17,302)     (7,315)
                                        --------      --------             ----------    --------
    Income before taxes                   36,105         9,612                 66,627      20,350

Income taxes                              11,561         2,643                 21,357       5,686
                                        --------      --------             ----------    --------
    Net income                          $ 24,544      $  6,969             $   45,270    $ 14,664
                                        ========      ========             ==========    ========
Net income
  per common share                      $   0.29      $   0.13             $     0.55    $   0.28
                                        ========      ========             ==========    ========
Weighted average number
  of shares outstanding                   85,246        52,637                 82,968      52,158
                                        ========      ========             ==========    ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                                          Six Months
                                                                             Ended
                                                                          September 30,
                                                                     ----------------------
                                                                       1997          1996
                                                                     --------      --------
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 45,270     $  14,664
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Provision for bad debts                                                3,982         1,049
 Depreciation and amortization                                         44,200        21,034
 (Gain) loss on sale of assets                                            402           (11)
 Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                        (64,961)        8,015
    Increase in costs and estimated earnings in excess of
     billings on uncompleted contracts                                 (6,347)      (19,227)
    Increase in inventories                                           (35,149)      (13,603)
    Increase in other assets                                          (16,499)      (15,292)
    Increase in accounts payable and
     accrued expenses                                                  11,585         7,673
    Increase in billings in excess of costs and
     estimated earnings on uncompleted contracts                       12,349         3,834
    Increase (decrease) in other liabilities                            3,137        (6,072)
                                                                     --------       -------
       Net cash provided by (used in) operating activities             (2,031)        2,064
                                                                     --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of property, plant & equipment                   (34,387)      (30,381)
Payment for purchase of acquisitions, net of cash acquired            (44,389)       (7,369)
Proceeds from disposal of equipment                                     1,055           210
Purchase of investments                                                (9,550)         (751)
                                                                     --------      --------
       Net cash used in investing activities                         $(87,271)     $(38,291)
                                                                     --------      --------

                                                                     (Continued)

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                                AND SUSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)
                                  (UNAUDITED)

                                                                  Six Months
                                                                    Ended
                                                                 September 30,
                                                             --------------------
                                                             1997            1996
                                                             ----            ----
                                                                (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                      2,574          1,215
Principal payments on debt                                     (4,307)        (5,342)
Net (payments) proceeds from borrowings on notes payable       (2,530)        43,600
Dividends paid                                                    (50)        (2,234)
                                                             --------       --------
    Net cash provided by (used in) financing activities        (4,313)        37,239
                                                             --------       --------
    Net increase (decrease) in cash and cash equivalents      (93,615)         1,012

Cash and cash equivalents at March 31, 1997 and 1996          126,237         18,886
                                                             --------       --------
Cash and cash equivalents at September 30, 1997 and 1996     $ 32,622       $ 19,898
                                                             ========       ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for interest                 $ 17,290       $  8,958
                                                             ========       ========
    Cash paid during the period for income taxes             $  5,414       $  4,553
                                                             ========       ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the information contained therein. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

Income per Common Share
-----------------------

Income per common share is computed based on the weighted average number of shares outstanding. Common stock equivalents, consisting of options, are included in the computation of income per share when their effect is dilutive. Primary and fully diluted income per common share for the three and six months ended September 30, 1997 and 1996, respectively, were calculated as follows:


                                                 Three Months Ended            Six Months Ended
                                                    September 30,                September 30,
                                                 ------------------           ------------------
                                                  1997        1996             1997        1996
                                                 ------      ------           ------      ------
                                                      (in thousands, except per share data)
Net income                                        $24,544     $ 6,969          $45,270     $14,664
                                                  -------     -------          -------     -------
Weighted average shares outstanding                83,016      50,473           80,909      50,200
Add:
Exercise of stock options reduced by
 the number of shares purchased with proceeds       2,230       2,164            2,059       1,958
                                                  -------     -------          -------     -------
Adjusted weighted average shares outstanding       85,246      52,637           82,968      52,158
                                                  =======     =======          =======     =======

Income per common share                           $  0.29     $  0.13          $  0.55     $  0.28
                                                  =======     =======          =======     =======

Note 2.   Inventories
          -----------

Inventories at September 30, 1997 and March 31, 1997 consist of the following:

                                           September 30, 1997     March 31, 1997
                                           ------------------     --------------
                                                       (in thousands)
                   Raw Material                      $ 79,621           $ 54,112
                   Work in Progress                    70,056             58,619
                   Finished Goods                     154,283            129,752
                                                     --------           --------
                                                     $303,960           $242,483
                                                     ========           ========

Note 3.   Property, Plant and Equipment
          -----------------------------

On September 17, 1997, the Company acquired more than 47,000 acres of agricultural land in Imperial County, California and other parts of the Southwestern United States in exchange for 8.0 million shares and warrants to acquire 1.2 million shares of common stock, par value $0.01 per share, of the Company. These shares and warrants are subject to certain restrictions and limitations more fully described in agreements among the Company and the holders of such securities. The recorded value of the acquired land is approximately $210.0 million.

Note 4.   Notes Payable
          -------------

As of September 30, 1997, the Company had a multicurrency bank line-of-credit of up to $400.0 million, of which $6.3 million was outstanding (see note 5). This line-of-credit was scheduled to expire December 2001 and had interest at variable rates of up to 2.25% above certain Eurocurrency rates or 0.50% above The First National Bank of Boston's base rate. At September 30, 1997, $44.2 million of standby letters of credit were outstanding under this line-of-credit.

Note 5.   Commitments and Contingencies
          -----------------------------

On September 17, 1997, a wholly owned subsidiary of the Company (the "Purchaser") announced its intention to offer to purchase (the "Offer") all outstanding ordinary shares, par value A$2.50 per share (the "Shares"), including American Depositary Shares representing Shares, of Memtec Limited, a corporation incorporated under laws of the State of New South Wales, Australia ("Memtec"), at a price of US$30.00 per Share in cash. On November 11, 1997, the Purchaser announced that it had increased the price of the Offer to US$34.50 per Share in cash. As of September 15, 1997, Memtec had approximately 10,989,984 Shares outstanding on a fully diluted basis. The Offer is made upon the terms and subject to the conditions described in the Statement on Schedule 14D-1 filed with the United States Securities and Exchange Commission on October 24, 1997 and amended on October 27, 1997, November 7, 1997 and November 11, 1997. The Offer is scheduled to expire on November 26, 1997, unless extended.

The maximum amount payable by the Purchaser under the Offer for the Shares including American Depositary Shares representing Shares to which the Company does not already own will be approximately US$360.0 million. The Purchaser will obtain such amount by borrowing the amount required from the Company, as it's parent entity. The Company will obtain the amount required from its current credit facilities. On October 20, 1997, the Company entered into an Amended and Restated Multicurrency Credit Agreement which provides credit facilities to the Company of up to US$750.0 million (the "Credit Facilities") to refinance existing debt and for working capital and other corporate purposes, including acquisitions. The line-of-credit consists of a five year US$600.0 million multicurrency revolving credit facility and a US$150.0 million revolving credit facility and bears interest at variable rates. The Credit Facilities permit the Company to make loans to the Purchaser for the purpose of paying the consideration payable under the Offer. The Credit Facilities are subject to customary and usual terms and conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the three months ended September 30, 1997 were $691.5 million, an increase of $443.6 million or 179.0% from the $247.9 million for the three months ended September 30, 1996. Revenues for the six months ended September 30, 1997 were $1.3 billion, an increase of $818.9 million or 173.9% from the $470.8 million for the six months ended September 30, 1996. These increases were due primarily to acquisitions completed by the Company subsequent to September 30, 1996. For the six months ended September 30, 1997, revenues from capital equipment sales represented 36.5% of total revenues, while revenues from services, operations, replacement parts and consumables represented 25.8% of total revenues, revenues from distribution represented 36.0% of total revenues and revenues from consumer products represented 1.7% of total revenues.

Gross profit as percentage of revenue ("gross margin") was 24.7% for the three months ended September 30, 1997 compared to 26.8% in the corresponding period in the prior year. Gross margin was 24.7% for the six months ended September 30, 1997 compared to 26.7% in the corresponding period in the prior year. These decreases in gross margin for the three and six months ended September 30, 1997 were due primarily to the effect of adding the results of operations from the Company's acquisitions of The Utility Supply Group, Inc. and WaterPro Corporation in October 1996, each of which are in the waterworks distribution business.

Selling, general and administrative expenses for the three months ended September 30, 1997 were $125.3 million, an increase of $77.5 million or 161.9% from the $47.9 million for the three months ended September 30, 1996. During this period, selling, general and administrative expenses were 18.1% of revenues compared to 19.3% (before merger expenses described below) for the comparable period. For the six months ended September 30, 1997, selling, general and administrative expenses increased $142.4 million to $234.7 million as compared to the $92.3 million in the comparable period in the prior year. During this period, selling, general and administrative expenses were 18.2% of revenues compared to 19.6% (before merger expenses) for the comparable period in the prior year. The decrease in the percentage of selling, general and administrative expenses to revenue for the three months and six months ended September 30, 1997 was due primarily to the increase in the Company's revenues from the distribution business and to a lesser extent from economies of scale resulting from growth in total revenues.

Merger expenses were incurred during the three and six months ended September 30, 1996 relating to the Company's acquisition of Davis Water and Waste Industries, Inc. which was accounted for as a pooling of interests. These merger expenses, which totaled $5.6 million, consisted primarily of investment banking fees, printing, stock transfer fees, accounting fees, legal fees, governmental filing fees and certain other costs related to existing Davis pension plans and change of control payments.

Interest expense increased to $9.5 million for the three months ended September 30, 1997 from $3.8 million for the corresponding period in the prior year. Interest expense increased to $18.4 million for the six months ended September 30, 1997 from $8.3 million for the corresponding period in the prior year. Interest expense for the three and six months ended September 30, 1997 consisted primarily of interest on the Company's (i) 6% Convertible Subordinated Notes issued on September 18, 1995 due 2005, (ii) 4.5% Convertible Subordinated Notes issued on December 11, 1996 due 2001, (iii) other long-term debt bearing interest at rates ranging from 2.0% to 9.2% and (iv) borrowings under the Company's bank line-of-credit. At September 30, 1997, the Company had cash and short-term investments of $33.1 million.

Income tax expense increased to $21.4 million for the six months ended September 30, 1997, from $5.7 million in the corresponding period in the prior year. The Company's effective tax rate for the three and six months ended September 30, 1997 was 32.1%.

Net income for the three months ended September 30, 1997 was $24.5 million, an increase of $17.5 million from the $7.0 million for the three months ended September 30, 1996. Net income for the six months ended September 30, 1997 was $45.3 million, an increase of $30.6 million from the $14.7 million for the six months ended September 30, 1996. Excluding Davis merger expenses, net income for the six months ended September 30, 1997 increased $26.5 million from the corresponding period in the prior year. Net income per common share for the three and six months ended September 30, 1997 and 1996 were as follows:

                                      Three Months Ended     Six Months Ended
                                         September 30,         September 30,
                                      ------------------     ----------------
                                       1997        1996      1997        1996
                                       ----        ----      ----        ----
Before merger expenses                 $0.29       0.21      0.55        0.36
After merger expenses                  $0.29       0.13      0.55        0.28

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line-of-credit. At September 30, 1997, the Company had working capital of $507.1 million including cash and short-term investments of $33.1 million. The Company's long-term debt at September 30, 1997, was $554.0 million consisting of $140.0 million of 6.0% Convertible Subordinated Notes due 2005 and $414.0 million of 4.5% Convertible Subordinated Notes due 2001. The Company also had other long-term debt totaling $71.2 million and bearing interest at rates ranging from 2.0% to 9.2%.

As of September 30, 1997, the Company had a multicurrency bank line-of-credit of up to $400.0 million, of which there were outstanding borrowings of $6.3 million and outstanding letters of credit of $44.2 million. Borrowings under this credit facility bear interest at variable rates of up to 2.25% above certain Eurocurrency rates or 0.50% above The First National Bank of Boston's base rate and have a five year maturity.

On September 17, 1997, a wholly owned subsidiary of the Company (the "Purchaser") announced its intention to offer to purchase (the "Offer") all outstanding ordinary shares, par value A$2.50 per share (the "Shares"), including American Depositary Shares representing Shares, of Memtec Limited, a corporation incorporated under laws of the State of New South Wales, Australia ("Memtec"), at a price of US$30.00 per Share in cash. On November 11, 1997, the Purchaser announced that it had increased the price of the Offer to US$34.50 per Share in cash. As of September 15, 1997, Memtec had approximately 10,989,984 Shares outstanding on a fully diluted basis. The Offer is made upon the terms and subject to the conditions described in the Statement on Schedule 14D-1 filed with the United States Securities and Exchange Commission on October 24, 1997 and amended on October 27, 1997, November 7, 1997 and November 11, 1997. The Offer is scheduled to expire on November 26, 1997, unless extended.

The maximum amount payable by the Purchaser under the Offer for the Shares including American Depositary Shares representing Shares to which the Company does not already own will be approximately US$360 million. The Purchaser will obtain such amount by borrowing the amount required from the Company, as it's parent entity. The Company will obtain the amount required from its current credit facilities. On October 20, 1997, the Company entered into an Amended and Restated Multicurrency Credit Agreement which provides credit facilities to the Company of up to US$750 million (the "Credit Facilities") to refinance existing debt and for working capital and other corporate purposes, including acquisitions. The line-of-credit consists of a five year US$600.0 million multicurrency revolving credit facility and a US$150.0 million revolving credit facility and bears interest at variable rates. The Credit Facilities permit the Company to make loans to the Purchaser for the purpose of paying the consideration payable under the Offer. The Credit Facilities are subject to customary and usual terms and conditions.

The Company believes its current cash position, cash flow from operations, and available borrowings under the Company's line-of-credit will be adequate to meet its anticipated cash needs from working capital, revenue growth, scheduled debt repayment and capital investment objectives for at least the next twelve months.

CERTAIN TRENDS AND UNCERTAINTIES

     The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the United States Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

Acquisition Strategy     In pursuit of its strategic objective of becoming the
leading global single-source provider of water and wastewater treatment systems and services, U.S. Filter has, since 1991, successfully acquired and integrated more than 100 United States based and international businesses with strong market positions and substantial water and wastewater treatment expertise. U.S. Filter plans to continue to pursue acquisitions that expand the segments of the water and wastewater treatment and water-related industries in which it participates, complement its technologies, products or services, broaden its customer base and geographic areas served and/or expand its global distribution network, as well as acquisitions which provide other opportunities to further and implement U.S. Filter's one-stop-shop approach in terms of technology, distribution or service. U.S. Filter's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although U.S. Filter generally has been successful in pursuing these acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that U.S. Filter will have access to the capital required to finance potential acquisitions, that U.S. Filter will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

International Transactions     U.S. Filter has made and expects it will continue
to make acquisitions and obtain contracts in markets outside the United States. While these activities may provide important opportunities for U.S. Filter to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, nationalization and possible social, political and economic instability.

Reliance On Key Personnel     U.S. Filter's operations are dependent on the
continued efforts of senior management, in particular Richard J. Heckmann, U.S. Filter's Chairman of the Board, President and Chief Executive Officer. U.S. Filter does not have employment agreements with most members of senior management, including Mr. Heckmann. Should any of the senior managers with whom U.S. Filter does not have a contract be unable or choose not to continue in their present roles, U.S. Filter's prospects could be adversely affected.

Profitability Of Fixed Price Contracts     A significant portion of U.S.
Filter's revenues are generated under fixed price contracts. To the extent that original cost estimates are inaccurate, costs to complete increase, delivery schedules are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected. U.S. Filter routinely records upward or downward adjustments with respect to fixed price contracts due to changes in estimates of costs to complete such contracts. There can be no assurance that future downward adjustments will not be material.

Cyclicality And Seasonality     The sale of capital equipment within the water
treatment industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. A significant portion of U.S. Filter's revenues is derived from capital equipment sales. While U.S. Filter sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions could have an adverse effect on U.S. Filter's revenues and profitability.

The sale of water and wastewater distribution equipment and supplies is also cyclical and influenced by various economic factors including interest rates, land development and housing construction industry cycles. Sales of such equipment and supplies are also subject to seasonal fluctuation in northern climates. The sale of water and wastewater distribution equipment and supplies is a significant component of U.S. Filter's business. Cyclicality and seasonality of water and wastewater distribution equipment and supplies sales could have an adverse effect on U.S. Filter's revenues and profitability.

Potential Environmental Risks     U.S. Filter's business and products may be
significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. U.S. Filter is also subject to inherent risks associated with environmental conditions at facilities owned, and the state of compliance with environmental laws, by businesses acquired by U.S. Filter. While U.S. Filter endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that U.S. Filter's operations or activities, or historical operations by others at U.S. Filter's locations, will not result in cleanup obligations, civil or criminal enforcement actions or private actions that could have a material adverse effect on U.S. Filter. In that regard, United States federal and state environmental regulatory authorities have issued certain notices of violation related to alleged multiple violations of applicable wastewater pretreatment standards by a wholly owned subsidiary of U.S. Filter at a Connecticut ion exchange resin regeneration facility acquired by U.S. Filter in October 1995 from Anjou International Company ("Anjou"). A grand jury investigation is pending which is believed to relate to the same conditions that were the subject of the notices of violation. U.S. Filter has certain rights of indemnification from Anjou which may be available with respect to these matters. In addition, U.S. Filter's activities as owner and operator of certain hazardous waste treatment and recovery facilities are subject to stringent laws and regulations and compliance reviews. Failure of one of these facilities to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. In other matters, U.S. Filter has been notified by the United States Environmental Protection Agency that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") at certain sites to which U.S. Filter or its predecessors allegedly sent waste in the past. It is possible that U.S. Filter could receive other such notices under CERCLA or analogous state laws in the future. U.S. Filter does not believe that its liability, if any, relating to such matters will be material. However, there can be no assurance that such matters will not be material. In addition, to some extent, the liabilities and risks imposed by environmental laws on U.S. Filter's customers may adversely impact demand for certain of U.S. Filter's products or services or impose greater liabilities and risks on U.S. Filter, which could also have an adverse effect on U.S. Filter's competitive or financial position.

Competition     All of the markets in which U.S. Filter competes are highly competitive. Due to the nature of these markets, many of which are fragmented and include an array of different sources of competition, U.S. Filter knows of no reliable statistics that provide a basis from which to estimate U.S. Filter's relative competitive position. There are competitors of U.S. Filter in certain markets that are divisions or subsidiaries of large companies that have significantly greater resources than U.S. Filter. In connection with the marketing of water distribution equipment and supplies, U.S. Filter competes not only with a large number of independent wholesalers and with other distribution chains similar to U.S. Filter, but also with manufacturers who sell directly to customers. In the residential water market, U.S. Filter competes with companies with national distribution networks, businesses with regional scope and local product assemblers or service companies, as well as retail outlets. U.S. Filter believes that there are thousands of participants in the household water market.

Potential Risks Of Water Rights And Water Transfers     U.S. Filter recently
acquired more than 47,000 acres of agricultural land (the "Properties"), situated in the Southwestern United States, the substantial majority of which are in Imperial County, California (the "IID Properties") located within the Imperial Irrigation District (the "IID"). Substantially all of the Properties are currently leased to third party agricultural tenants, including prior owners of the Properties. U.S. Filter acquired the Properties with appurtenant water rights, and is actively seeking to acquire additional properties with water rights, primarily in the Southwestern and Western United

States. U.S. Filter may seek in the future to transfer water attributable to water rights appurtenant to the Properties, particularly the IID Properties (the "IID Water"). However, since the IID holds title to all of the water rights within the IID in trust for the landowners, the IID would control the timing and terms of any transfers of IID Water by U.S. Filter. The circumstances under which transfers of water can be made and the profitability of any transfers are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of United States federal, state and local laws, regulations and policies. Transfers of water attributable to water rights appurtenant to the IID Properties (the "IID Water Rights") are subject to additional uncertainties. Allocations of Colorado River water, which is the source of all water deliveries to the IID Properties, are subject to limitations under complex international treaties, interstate compacts, United States federal and state laws and regulations, and contractual arrangements and, in times of drought, water deliveries could be curtailed by the United States government. Further, any transfers of IID Water would require the approval of the United States Secretary of the Interior. Even if a transfer were approved, other California water districts and users could assert claims adverse to the IID Water Rights including but not limited to, claims that IID has failed to satisfy United States federal law and California constitutional requirements that IID Water must be put to reasonable and beneficial use. A finding that IID's water use is unreasonable or nonbeneficial could adversely impact title to IID Water Rights and the ability to transfer IID Water. Water transferred by the IID to metropolitan areas of Southern California, such as San Diego, would be transported through aqueducts owned or controlled by the Metropolitan Water District, a quasi-governmental agency (the "MWD"). The transportation cost for any transfer of IID Water and the volume of water which the MWD can be required to transport at any time are subject to California laws of uncertain application, some aspects of which are currently in litigation.

Technological And Regulatory Change     The water and wastewater treatment
business is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for U.S. Filter's products and services. Changes in regulatory or industrial requirements may render certain of U.S. Filter's treatment products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. U.S. Filter's ability to anticipate changes in technology and regulatory standards and to develop successfully and introduce new and enhanced products on a timely basis will be a significant factor in U.S. Filter's ability to grow and to remain competitive. There can be no assurance that U.S. Filter will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of its products will not become obsolete. In addition, U.S. Filter is subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to operate properly.

Municipal And Wastewater Market     A significant percentage of U.S. Filter's
revenues is derived from municipal customers. While municipalities represent an important market in the water and wastewater treatment industry, contractor selection processes and funding for projects in the municipal sector entail certain additional risks not typically encountered with industrial customers. Competition for selection of a municipal contractor typically occurs through a formal bidding process which can require the commitment of significant resources and greater lead times than industrial projects. In addition, demand in the municipal market is dependent upon the availability of funding at the local level, which may be the subject of increasing pressure as local governments are expected to bear a greater share of the cost of public services. A company acquired by U.S. Filter, Zimpro Environmental, Inc. ("Zimpro"), is party to certain agreements (entered into in 1990 at the time Zimpro was acquired from unrelated third parties by the entities from which it was later acquired by U.S. Filter), pursuant to which Zimpro agreed, among other things, to pay the original sellers a royalty of 3.0% of its annual consolidated net sales of certain products in excess of $35.0 million through October 25, 2000. Under certain interpretations of such agreements, with which U.S. Filter disagrees, Zimpro could be liable for such royalties with respect to the net sales attributable to products, systems and services of certain defined wastewater treatment businesses acquired by Zimpro or U.S. Filter or U.S. Filter's other subsidiaries after May 31, 1996. The defined businesses include, among others, manufacturing machinery and equipment, and engineering, installation, operation and maintenance services related thereto, for the treatment and disposal of waste liquids, toxic waste and sludge. One of the prior sellers has revealed in a letter to U.S. Filter an interpretation contrary to that of U.S. Filter. U.S. Filter believes that it would have meritorious defenses to any claim based upon any such interpretation and would vigorously pursue the elimination of any threat to expand what it believes to be its obligations pursuant to such agreements.

     Impact of Recently Issued Accounting Standards. In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share." The new statement is effective for fiscal years and interim periods ending after December 15, 1997. The Company does not believe that adoption of this new standard will have a material effect on the consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued a new statement titled "Reporting Comprehensive Income." The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating its options for disclosure under this new standard and will implement the statement during its fiscal year ending March 31, 1999.

     In June 1997, The Financial Accounting Standards Board issued a new statement titled "Disclosures about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating its options for disclosure under this standard and will implement the statement during its fiscal year ending March 31, 1999.

PART II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

                  N/A

Item 2.     CHANGES IN SECURITIES

       Privately Placed Securities

On September 17, 1997, the Company issued 8,000,000 shares (the "Shares") of its common stock, par value $.01 per share (the "Common Stock"), and non-transferable warrants (the "Warrants") to purchase the aggregate of 1,200,000 shares of the Common Stock, as consideration for the acquisition, by wholly owned subsidiaries, of all of the partnership interests in Western Farms, L.P., a California limited partnership, and FW Ranchlands L.P., a Texas limited partnership. The Shares and Warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the United States Securities Act of 1933 as amended (the "Securities Act").

Item 3.     DEFAULTS UPON SENIOR SECURITIES

                  N/A

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(i)   The following directors were elected to terms expiring in 2000:

Class I Directors:                For            Withheld
                                  ---            --------
     John L. Diederich            64,146,745     630,619
     Nicholas C. Memmo            64,194,753     582,611
     C. Howard Wilkins, Jr.       64,193,202     584,162

(ii) To approve the Company's 1991 Employee Stock Option Plan as amended and restated:

      For                   Against              Withheld
----------------       -----------------     ---------------
63,264,827                  1,237,265            275,272

(iii) An amendment to the Company's Articles of Incorporation to increase the number of total authorized shares to 300,000,000 common shares:

      For                   Against              Withheld
----------------       -----------------     ---------------
62,615,454                  1,932,866            229,044

(iv) Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company:

      For                   Against              Withheld
----------------       -----------------     ---------------
64,529,462                   84,318              163,584

Item 5.   OTHER INFORMATION

On September 17, 1997, a wholly owned subsidiary of the Company (the "Purchaser") announced its intention to offer to purchase (the "Offer") all outstanding ordinary shares, par value A$2.50 per share (the "Shares"), including American Depositary Shares representing Shares, of Memtec Limited, a corporation incorporated under laws of the State of New South Wales, Australia ("Memtec"), at a price of US$30.00 per Share in cash. On November 11, 1997, the Purchaser announced that it had increased the price of the Offer to US$34.50 per Share in cash. As of September 15, 1997, Memtec had approximately 10,989,984 Shares outstanding on a fully diluted basis. The Offer is made upon the terms and subject to the conditions described in the Statement on Schedule 14D-1 filed with the United States Securities and Exchange Commission on October 24, 1997 and amended on October 27, 1997, November 7, 1997 and November 11, 1997. The Offer is scheduled to expire on November 26, 1997, unless extended.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

  3.01 Certificate of Amendment of Certificate of Incorporation of United States Filter Corporation (filed herewith)


  4.01 Amended and Restated Multicurrency Credit Agreement dated as of October 20, 1997 by and among United States Filter Corporation and various lenders, with BankBoston, N.A. as Managing Agent (incorporated by referenced to Registration Statement on Form S-4 dated November 6, 1997 (File No. 333-39711)

  4.02 United States Filter Corporation 1991 Employee Stock Option Plan, as amended through June 12, 1997 (filed herewith)

  27.0   Financial Data Schedule

Reports on Form 8-K

The Company filed three Current Reports on Form 8-K during the quarter ended September 30, 1997, as follows

         (1) August 4, 1997, reporting the execution of definitive agreement for the acquisition of partnership interests pursuant to that certain Sale and Purchase of Partnership Interests dated as of August 3, 1997, by and among Western Farm & Cattle Company, California Land & Cattle Company, N.N. Investors, L.P., ST Ranch GenPar, Inc., FW Ranch Partners, L.P., and the Company, and related press release.

         (2) September 17, 1997, reporting the consummation of the partnership interests pursuant to that certain Sale and Purchase of Partnership Interests dated as of August 3, 1997, by and among Western Farm & Cattle Company, California Land & Cattle Company, N.N. Investors, L.P., ST Ranch GenPar, Inc., FW Ranch Partners, L.P., and the Company, and related press release.

         (3) September 19, 1997, reporting the tender offer by USFC Acquisition Inc., a wholly owned subsidiary of the Company to purchase any and all outstanding ordinary shares of Memtec Limited, a corporation incorporated under the laws of New South Wales, Australia, and related press releases.

                                 EXHIBIT INDEX



Exhibit
Sequential
Number                                              Description                                       Page Number
----------                                          -----------                                       -----------


3.01                Certificate of Amendment of Certificate of Incorporation
                    of United States Filter Corporation (filed herewith)                                 23

4.02                United States Filter Corporation 1991 Employee Stock
                    Option Plan, as amended through June 12, 1997
                    (filed herewith)                                                                     24

27.0                Financial Data Schedule                                                              32


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED STATES FILTER CORPORATION




                                       By: /s/Kevin L. Spence
------------------------                   ------------------
Dated: November 13, 1997               Kevin L. Spence
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)