Form 10-Q
period 1997-12-31
UNITED STATES FILTER CORP
filed 1998-02-13
CIK 318025

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1997
                               -----------------

                                       or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-10728
                       -------

                        UNITED STATES FILTER CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    33-0266015
   -------------------------------                ---------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  identification No.)

                  40-004 COOK STREET, PALM DESERT, CA  92211
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

                     Yes    X         No
                           ----          ----

The number of shares of common stock, $.01 par value, outstanding as of February 13, 1998 was 106,278,587 shares.



                                              Total number of pages     24
                                                                     ---------
THERE ARE 2 EXHIBITS FILED WITH THIS REPORT

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1997

                                  (UNAUDITED)


                                                            March  31, 1997          December 31, 1997
                                                            ---------------          -----------------
                                                                          (in thousands)
                                     ASSETS
Current assets:

   Cash and cash equivalents                                   $  135,144                    57,821
   Short-term investments                                           2,158                       904
   Accounts receivable, net                                       572,940                   739,587
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                         130,310                   205,427
   Inventories                                                    245,201                   350,968
   Prepaid expenses                                                 8,931                    19,893
   Deferred taxes                                                  53,152                    82,246
   Other current assets                                            17,086                    28,257
                                                               ----------                 ---------
     Total current assets                                       1,164,922                 1,485,103
                                                               ----------                 ---------

Property, plant and equipment, net                                319,687                   761,147
Investment in leasehold interests, net                             23,230                    22,424
Costs in excess of net assets of businesses acquired, net         788,096                   978,271
Other assets                                                      101,628                   113,837
                                                               ----------                 ---------
                                                               $2,397,563                 3,360,782
                                                               ==========                 =========




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1997 AND DECEMBER 31, 1997 (CONTINUED)
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  March 31, 1997    December 31, 1997
                                                                  --------------    -----------------
                                                                           (in thousands)

Current liabilities:
   Accounts payable                                                   $  274,653            304,890
   Accrued liabilities                                                   275,537            410,245
   Current portion of long-term debt                                      11,956             25,464
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                   61,441            121,831
   Other current liabilities                                              26,183             77,045
                                                                      ----------          ---------
     Total current liabilities                                           649,770            939,475
                                                                      ----------          ---------

Notes payable                                                             31,464            475,181
Long-term debt, excluding current portion                                 42,646            128,988
Convertible subordinated debentures                                      554,000            554,000
Deferred taxes                                                            12,198              3,506
Other liabilities                                                         61,655             66,108
                                                                      ----------          ---------
     Total liabilities                                                 1,351,733          2,167,258
                                                                      ----------          ---------
Shareholders' equity:
   Common stock, par value $.01.  Authorized 300,000
        shares; 80,334 and 103,957 shares issued and
        outstanding at March 31, 1997 and December 31, 1997,
        respectively                                                         803              1,040
  Additional paid-in capital                                           1,013,734          1,500,786
  Currency translation adjustment                                        (19,491)           (37,287)
  Retained earnings (accumulated deficit)                                 50,784           (271,015)
                                                                      ----------          ---------
     Total shareholders' equity                                        1,045,830          1,193,524
                                                                      ----------          ---------

Commitments and contingencies
                                                                      ----------          ---------
                                                                      $2,397,563          3,360,782
                                                                      ==========          =========

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                  (UNAUDITED)

                                                     Three Months                 Nine Months
                                                        Ended                        Ended
                                                      December 31,                 December 31,
                                              --------------------------   --------------------------
                                                  1996           1997          1996           1997
                                              -------------   ----------   -------------   ----------
                                                        (in thousands, except per share data)

Revenues                                          $463,423      829,427       1,094,636    2,346,553
Costs of sales                                     369,736      621,893         859,754    1,798,595
                                                  --------    ---------       ---------    ---------
        Gross profit                                93,687      207,534         234,882      547,958
Selling, general and
        administrative expenses                     81,482      148,478         196,752      414,546
Purchased in-process research
        and development                                  -      299,505               -      299,505
Merger, restructuring, acquisition
        and other related charges                        -      141,109           5,581      141,109
                                                  --------    ---------       ---------    ---------
                                                    81,482      589,092         202,333      855,160
                                                  --------    ---------       ---------    ---------
        Operating income (loss)                     12,205     (381,558)         32,549     (307,202)
Other income (expense):
        Interest expense                            (6,484)     (13,198)        (15,907)     (34,374)
        Other, net                                   1,818        1,779           2,981        3,002
                                                  --------    ---------       ---------    ---------
                                                    (4,666)     (11,419)        (12,926)     (31,372)
                                                  --------    ---------       ---------    ---------
        Income (loss) before taxes                   7,539     (392,977)         19,623     (338,574)
Income tax expense (benefit)                         1,211      (18,882)          3,845       (1,273)
                                                  --------    ---------       ---------    ---------
        Net income (loss)                         $  6,328     (374,095)         15,778     (337,301)
                                                  ========    =========       =========    =========

Net income (loss) per common
        share:
        Basic                                     $   0.10        (3.71)           0.27        (3.65)
                                                  ========    =========       =========    =========
        Diluted                                   $   0.09        (3.71)           0.26        (3.65)
                                                  ========    =========       =========    =========


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                  (UNAUDITED)

                                                                                Nine Months
                                                                                   Ended
                                                                                December 31,
                                                                           ---------------------
                                                                              1996        1997
                                                                           ---------    --------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $  15,778    (337,301)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
Deferred income taxes                                                        (11,700)    (23,606)
Provision for doubtful accounts                                                3,292       6,172
Depreciation                                                                  28,406      47,236
Amortization                                                                   9,338      20,695
Write-off of in-process research and development
  and goodwill                                                                     -     352,025
Loss on sale or disposal of assets                                                 3      11,557
Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                   7,990     (23,569)
  Increase in costs and estimated earnings in excess
   of  billings on uncompleted contracts                                     (35,904)    (30,158)
  Increase in inventories                                                    (17,125)    (19,590)
  (Increase) decrease in other assets                                        (20,271)      1,723
  Increase (decrease) in accounts payable and
    accrued expenses                                                          17,209     (26,450)
  Increase (decrease) in billings in excess of costs and
    estimated earnings on  uncompleted contracts                              (3,561)     22,584
  Increase (decrease) in other liabilities                                    (5,081)     16,796
                                                                           ---------    --------

  Net cash provided by (used in) operating activities                        (11,626)     18,114
                                                                           ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of property, plant & equipment                          (43,283)    (77,683)
Payment for purchase of acquisitions, net of cash acquired                  (404,478)   (411,082)
Proceeds from disposal of equipment                                              394       3,860
Sale of short-term investments                                                   152       1,260
                                                                           ---------    --------

  Net cash used in investing activities                                     (447,215)   (483,645)
                                                                           ---------    --------


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997 (CONTINUED)
                                  (UNAUDITED)

                                                                                      Nine Months
                                                                                         Ended
                                                                                      December 31,
                                                                                 ---------------------
                                                                                 1996             1997
                                                                                    (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                         358,441            -
Net proceeds from sale of convertible subordinated debentures                      403,650            -
Proceeds from exercise of common stock options                                       1,487         3,514
Principal payments on debt                                                          (7,300)      (20,170)
Net (payments) proceeds from borrowings on notes payable                              (913)      404,914
Dividends paid                                                                      (3,067)          (50)
                                                                                   -------       -------

        Net cash provided by financing activities                                  752,298       388,208
                                                                                   -------       -------

        Net increase (decrease) in cash and cash equivalents                       293,457       (77,323)

Cash and cash equivalents at March 31, 1996 and 1997                                27,730       135,144
                                                                                   -------       -------

Cash and cash equivalents at December 31, 1996 and 1997                           $321,187        57,821
                                                                                  ========       =======

Supplemental disclosures of cash flow information:

        Cash paid during the period for interest                                  $ 15,602        34,023
                                                                                  ========       =======

        Cash paid during the period for income taxes                              $ 10,596        22,212
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

Income (Loss) per Common Share
------------------------------

Income (loss) per common share is computed based on the weighted average number of shares outstanding. In the current period, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Accordingly, "Basic EPS" and "Diluted EPS" were calculated as follows:

                                                            Three Months Ended          Nine Months Ended
                                                               December 31,               December 31,
                                                            ------------------          -----------------
                                                              1996      1997             1996      1997
                                                            -------   --------          ------   --------
                                                                (in thousands, except per share data)
BASIC

Net income (loss) applicable to common
  shares                                                     $6,328   (374,095)         15,778   (337,301)
                                                             ======   ========          ======   ========

Weighted average common shares outstanding                   65,061    100,927          59,016     92,340
                                                             ======   ========          ======   ========

Basic income (loss) per common share                         $ 0.10      (3.71)           0.27      (3.65)
                                                             ======   ========          ======   ========

                                                           Three Months Ended           Nine Months Ended
                                                              December 31,                 December 31,
                                                        ------------------------       -------------------
                                                          1996            1997          1996        1997
                                                        -------         --------       ------     --------
                                                              (in thousands, except per share data)
DILUTED

Net income (loss) applicable to common
     shares                                             $ 6,328         (374,095)      15,778     (337,301)
Add:
     Effect on net income of conversion of
       convertible subordinated debentures                    - *              -  **        - *          - **
                                                        -------         --------       ------     --------

Adjusted net income (loss) applicable to
     common shares                                        6,328         (374,095)      15,778     (337,301)
                                                        =======         ========       ======     ========

Weighted average shares outstanding                      65,061          100,927       59,016       92,340
Add:
     Exercise of options and assumed conversion
       of subordinated debentures                         2,418 *              - **     2,055 *          - **
                                                        -------         --------       ------     --------

Adjusted weighted average shares outstanding             67,479          100,927       61,071       92,340
                                                        =======         ========       ======     ========

Diluted income (loss) per common share                  $  0.09            (3.71)        0.26        (3.65)
                                                        =======         ========       ======     ========

     * The calculation of diluted EPS does not assume conversion of subordinated debentures for the three and nine months ended December 31, 1996 as the effect would be antidilutive to income per share.

     ** The calculation of diluted EPS does not assume conversion of subordinated debentures or exercise of stock options for the three and nine months ended December 31, 1997 as the effect would be antidilutive to loss per share.

Note 2.  Inventories
         -----------

Inventories at March 31, 1997 and December 31, 1997 consist of the following:

                                 March 31, 1997     December 31, 1997
                                 --------------     -----------------
                                           (in thousands)

        Raw materials               $ 56,830             116,446
        Work-in-progress              58,619              83,136
        Finished goods               129,752             151,386
                                    --------             -------

                                    $245,201             350,968
                                    ========             =======

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

Note 4. Notes Payable
        -------------

As of December 31, 1997, the Company had a Senior Credit Facility which provides credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $419.1 million and outstanding letters of credit of $40.5 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.45% above certain Eurocurrency rates or 0.15% above BankBoston's base rate. The Senior Credit Facility is subject to customary and usual terms.

In connection with the acquisition of The Kinetics Group, Inc. ("Kinetics") (see note 5) the Company has an additional loan agreement with a bank that provides a revolving line-of-credit under which a subsidiary of the Company may borrow up to $100.0 million of which there were outstanding borrowings of $33.8 million at December 31, 1997. Borrowings under this agreement bear interest at the bank's reference rate or other interest rate options that the subsidiary may select.

In connection with the acquisition of Memtec Limited ("Memtec") (see note 5), the Company has a Multi-Option, Multi-Currency Master Facility Agreement with a bank that provides for borrowings of up to $60.0 million, of which there were outstanding borrowings of $22.3 million as of December 31, 1997. Borrowings under this agreement bear interest at LIBOR plus 0.75%.

Note 5. Acquisitions
        ------------

Effective December 31, 1997, a wholly owned subsidiary of the Company merged with and into Kinetics in a tax-free reorganization. In connection with this merger, the Company issued 5,803,803 shares of the Company's common stock for all of the outstanding common stock of Kinetics (0.5824 share of the Company's common stock for each outstanding share and each outstanding option or other right to acquire a share of Kinetics common stock). In addition, the Company assumed approximately $50.0 million of third party institutional debt.

Kinetics, based in Santa Clara, California, is a provider and manufacturer of sophisticated high purity process piping systems and is also a leading integrator in the United States of high purity water, fluid and gas handling systems that are critical to the pharmaceutical, biotechnology and micro electronics industries.

This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of Kinetics. Separate results of operations of the combined entities for the three and nine months ended December 31, 1996 are as follows:

                                             Three Months       Nine Months
                                                Ended              Ended
                                           December 31, 1996  December 31, 1996
                                          ------------------  -----------------
                                          (in thousands, except per share data)

Revenues:
        Company (as previously reported)        $368,124           838,936
        Kinetics                                  95,299           255,700
                                                --------         ---------
        Combined                                $463,423         1,094,636
                                                ========         =========

Net income (loss):
        Company (as previously reported)        $ 14,351            29,014
        Kinetics                                  (8,023)          (13,236)
                                                --------         ---------
        Combined                                $  6,328            15,778
                                                ========         =========

Income per common share:
        Basic:
        As previously reported                  $   0.24              0.54
                                                ========         =========
        As restated                             $   0.10              0.27
                                                ========         =========

        Diluted:
        As previously reported                  $   0.23              0.52
                                                ========         =========
        As restated                             $   0.09              0.26
                                                ========         =========

Merger expenses incurred to consummate the Kinetics transaction totaled $4.3 million consisting of investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs and are included in merger, restructuring, acquisition and other related charges in the accompanying December 31, 1997 Condensed Consolidated Statements of Operations.

On December 9, 1997, the Company, through a wholly-owned subsidiary, completed its tender offer ("Offer") to purchase all of the outstanding ordinary shares (including American Depository Shares) of Memtec. The purchase price was $36.00 per share. The Company acquired certain shares in privately negotiated and open market purchases prior to the Offer resulting in a total cash purchase price of approximately $397.2 million (including estimated transaction costs of $10.6 million). The purchase price was allocated to the assets and liabilities of Memtec based on their estimated respective fair values. The Company also acquired from Memtec certain in-process research and development projects that had not reached technological feasibility and that had no alternative future use. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which expected future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of such projects. The estimated market value of such in-process research and development projects was $299.5 million and was expensed at the acquisition date.

Memtec is incorporated under the law of the State of New South Wales, Australia and has worldwide operations. Memtec is a leader in the designing, engineering, manufacturing and marketing of an extensive range of filtration products and systems, focusing on two principal areas of the filtration market: industrial filtration and water filtration. Memtec had revenues of approximately $243.6 million and net income of approximately $7.5 million for the year ended June 30, 1997.

The acquisition of Memtec has been accounted for as a purchase and, accordingly, the results of Memtec's operations have been included in the consolidated financial statements of the Company from the date of acquisition. Summarized below are the unaudited pro forma results of operations of the Company as though Memtec had been acquired at the beginning of the nine month periods ended December 31, 1996 and 1997.

                                                               Nine Months Ended
                                                                   December 31,
                                                     --------------------------------------
                                                        1996                         1997
                                                     ----------                   ---------
                                                     (in thousands, except per common share)

        Revenues                                     $1,269,263                   2,515,056
                                                     ==========                   =========
        Net income (loss)                            $   23,454                    (336,394)
                                                     ==========                   =========

        Net income (loss) per common share:
        Basic                                        $     0.40                       (3.64)
                                                     ==========                   =========
        Diluted                                      $     0.38                       (3.64)
                                                     ==========                   =========

Concurrent with the merger with and into Kinetics and the acquisition of Memtec, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $141.1 million. The plan identifies certain products and technologies acquired in conjunction with the Memtec transaction that supersede products and technologies acquired in earlier acquisitions of membrane related businesses. As a result certain carrying amounts of goodwill and other intangible assets were determined to be impaired by approximately $55.0 million in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").   SFAS
121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining the amount of the impairment of these assets, the Company valued the assets using the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The restructuring plan also included closing or reconfiguring of certain facilities and reducing the work force by approximately 350 employees, most of whom work in the facilities to be closed.

Included in merger, restructuring, acquisition and other related charges are the following:

                                                                         (in thousands)
Write-down of goodwill and other intangible assets                            $ 54,950
Asset write-offs, including equipment and facilities                            47,887
Merger, integration and other acquisition costs                                 21,135
Severance and related costs                                                     17,137
                                                                              --------

 Total merger, restructuring, acquisition and other related charges           $141,109
                                                                              ========

Cash charges                                                                  $ 36,431
Non-cash charges                                                               104,678
                                                                              --------

                                                                              $141,109
                                                                              ========

Approximately $30.3 million of merger and restructuring related charges are included in accrued liabilities at December 31, 1997. Additional costs to complete the restructuring plan are not expected to be material.

After an income tax benefit of $34.5 million, the charges detailed above totaling $440.6 million reduced earnings by $406.1 million.

Note 6. Subsequent Event
        ----------------

On February 9, 1998, the Company announced it had entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 9, 1998, among the Company, Palm Water Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), and Culligan Water Technologies, Inc. ("Culligan"), Delaware corporation. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Culligan (the "Merger"). In connection with the Merger, the Company will issue in exchange for each issued and outstanding share (other than treasury shares and shares owned by the Company) of Culligan common stock, par value $.01 per share, 1.714 shares of common stock, par value $.01 per share, of the Company pursuant to formula.

The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Consummation of the Merger is subject to customary regulatory approvals and the approval of the stockholders of each of the Company and Culligan. The Merger is expected to be consummated in the first half of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the three months ended December 31, 1997 were $829.4 million, an increase of $366.0 million or 79.0% from the $463.4 million for the three months ended December 31, 1996. Revenues for the nine months ended December 31, 1997 were $2.3 billion, an increase of $1.2 billion or 114.4% from the $1.1 billion for the nine months ended December 31, 1996. These increases were due primarily to acquisitions completed by the Company subsequent to December 31, 1996. For the nine months ended December 31, 1997, revenues from capital equipment sales represented 45.3% of total revenues. Revenues from services, operations, replacement parts and consumables represented 23.9% of total revenues, while revenues from distribution represented 29.1% of total revenues and revenues from consumer products represented 1.7% of total revenues.

Gross profit as a percentage of revenue ("gross margin") was 25.0% for the three months ended December 31, 1997 compared to 20.2% in the corresponding period in the prior year. Gross margin was 23.4% for the nine months ended December 31, 1997 compared to 21.5% in the corresponding period in the prior year. These increases in gross margin for the three and nine month periods ended December 31, 1997 were due primarily to the incurrence of certain unreimbursed project costs at The Kinetics Group, Inc. ("Kinetics") during the three and nine months ended December 31, 1996 after restatement for the acquisition of Kinetics in the current period accounted for as a pooling of interests transaction (see below).

Selling, general and administrative expenses for the three months ended December 31, 1997 were $148.5 million before purchased in-process research and development and merger, restructuring, acquisition and other related charges described below ("non-recurring charges"), an increase of $67.0 million or 82.2% from the $81.5 million for the three months ended December 31, 1996. During this period, selling, general and administrative expenses (before non-recurring charges) were 17.9% of revenues compared to 17.6% for the comparable period in the prior year. For the nine months ended December 31, 1997, selling, general and administrative expenses (before non-recurring charges) increased $217.7 million to $414.5 as compared to the $196.8 million, before merger expenses described below, in the comparable period in the prior year. During this period, selling, general and administrative expenses (before non-recurring charges) were 17.7% of revenues compared to 18.0% (before merger expenses) for the comparable period in the prior year.

On December 9, 1997, the Company acquired all of the outstanding shares of Memtec Limited ("Memtec") in exchange for cash totaling $397.2 million (including estimated transaction costs of $10.6 million). The Company acquired from Memtec certain in-process research and development projects that had not reached technological feasibility and that had no alternative future use. The estimated market value of such in-process research and development projects, as determined by an independent appraiser, was $299.5 million and was expensed at the acquisition date.

On December 31, 1997, the Company merged with and into Kinetics in a tax-free reorganization, which was accounted for as a pooling of interests. Concurrent with the merger with and into Kinetics and the acquisition of Memtec, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $141.1 million during the three months ended December 31, 1997, including merger expenses of $4.3 million to consummate the Kinetics transaction.

Merger expenses incurred during the nine months ended December 31, 1996 relate to the Company's acquisition of Davis Water & Waste Industries, Inc. ("Davis") which was accounted for as a pooling of interests. These merger expenses, which totaled $5.6 million, consisted primarily of investment banking fees, printing fees, stock transfer fees, accounting fees, legal fees, governmental filing fees and certain other costs related to certain Davis pension plans and change of control payments.

Interest expense increased to $13.2 million for the three months ended December 31, 1997 from $6.5 million for the corresponding period in the prior year. Interest expense increased to $34.4 million for the nine months ended December 31, 1997 from $15.9 million for the corresponding period in the prior year. Interest expense for the three and nine months ended December 31, 1997 consisted primarily of interest on the Company's (i) 6.0% Convertible Subordinated Notes issued on September 18, 1995 due 2005, (ii) 4.5% Convertible Subordinated Notes issued on December 11, 1996 due 2001, (iii) borrowings under Kinetics' long-term line-of- credit, (iv) 8.0% Senior Subordinated Notes issued by Kinetics, (v) borrowings under Memtec's long-term line-of- credit, (vi) Senior Guaranteed Notes issued by Memtec bearing interest at rates ranging from 7.7% to 8.0%,
(vii) other long-term debt bearing interest at rates ranging from 2.0% to 9.2% and (viii) borrowings under the Company's Senior Credit Facility. At December 31, 1997, the Company had cash and short-term investments of $58.7 million.

The Company recorded an income tax benefit of $18.9 million for the three months ended December 31, 1997 as compared to income tax expense of $1.2 million in the comparable period in the prior year. Before non-recurring charges, income tax expense was $15.6 million, or an effective tax rate of 32.8% for the three months ended December 31, 1997 as compared to 16.1% for the comparable period in the prior year.

Net income before non-recurring charges for the three months ended December 31, 1997 was $32.0 million, an increase of $25.7 million from the $6.3 million for the three months ended December 31, 1996. Net income before non-recurring charges for the nine months ended December 31, 1997 was $68.8 million, an increase of $49.0 million from the $19.8 million for the nine months ended December 31, 1996. After non-recurring charges, net loss in the three months ended December 31, 1997 was $374.1 million as compared to net income of $6.3 million in the corresponding period in the prior year. Net loss for the nine months ended December 31, 1997 (after the non-recurring charges) was $337.3 million as compared to net income of $15.8 million in the corresponding period in the prior year. Net income (loss) per common share for the three and nine months ended December 31, 1997 and 1996 were as follows:

                                         Three Months Ended            Nine Months Ended
                                             December 31,                December 31,
                                         ------------------            -----------------
                                          1996         1997            1996        1997
                                         -----        -----            ----        -----
     Before non-recurring charges
        Basic                            $0.10         0.32            0.34         0.75
                                         =====        =====            ====        =====
        Diluted                          $0.09         0.31            0.32         0.73
                                         =====        =====            ====        =====

     After non-recurring charges
        Basic                            $0.10        (3.71)           0.27        (3.65)
                                         =====        =====            ====        =====
        Diluted                          $0.09        (3.71)           0.26        (3.65)
                                         =====        =====            ====        =====

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's bank line-of-credit. At December 31, 1997, the Company had working capital of $545.6 million including cash and short-term investments of $58.7 million. The Company's long-term debt at December 31, 1997, was $554.0 million consisting of $140.0 million of 6.0% Convertible Subordinated Notes due 2005 and $414.0 million of 4.5% Convertible Subordinated Notes due 2001. The Company also had other long-term debt totaling $154.5 million consisting of (i) $18.3 million of 8.0% Senior Subordinated Notes issued by Kinetics, (ii) $60.0 million of Senior Guaranteed Notes issued by Memtec bearing interest at rates ranging from 7.7% to 8.0% and (iii) other long-term debt of $76.2 million bearing interest at rates ranging from 2.0% to 9.2%. Subsequent to December 31, 1997 substantially all of Kinetics' debt (including borrowings on their revolving line-of-credit described below) was repaid with borrowings under the Company's Senior Credit
Facility.

As of December 31, 1997, the Company had a Senior Credit Facility which provides credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $419.1 million and outstanding letters of credit of $40.5 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.45% above certain Eurocurrency rates or 0.15% above BankBoston's base rate. The Senior Credit Facility is subject to customary and usual terms.

In connection with the acquisitions of Kinetics and Memtec, the Company assumed through its subsidiaries two additional loan agreements with banks. One agreement provides a revolving line-of-credit with borrowings of up to $100.0 million, of which $33.8 million was outstanding at December 31, 1997. Borrowings under this agreement bear interest at the bank's reference rate or other interest rate options that the subsidiary may select. The other agreement is a Multi-Option, Multi-Currency Master Facility that provides borrowings of up to $60.0 million, of which $22.3 million was outstanding as of December 31, 1997. Borrowings under this agreement bear interest at LIBOR plus 0.75%.

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

Acquisition Strategy     In pursuit of its strategic objective of becoming the
leading global single-source provider of water and wastewater treatment systems and services, the Company has, since 1991, acquired more than 125 United States based and international businesses. The Company plans to continue to pursue acquisitions that expand the segments of the water and wastewater treatment and water-related industries in which it participates, complement its technologies, products or services, broaden its customer base and geographic areas served and/or expand its global distribution network, as well as acquisitions which provide opportunities to further and implement the Company's one-stop-shop approach in terms of technology, distribution or service. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. In addition, the Company's acquisition of approximately 96% of the outstanding ordinary shares of Memtec was accomplished through a tender offer, and the Company could make other acquisitions in the future by means of a tender offer. The level of risk associated with such acquisitions is greater because frequently they are accomplished, as was the case with the acquisition of Memtec, without the customary representations or due diligence typical of negotiated transactions. Although the Company generally has been successful in pursuing acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

International Transactions     The Company has made and expects it will continue
to make acquisitions and expects to obtain contracts in markets outside the United States. While these activities may provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, the lack in some jurisdictions of well-developed legal systems, nationalization and possible social, political and economic instability. In particular, the Company has significant operations in Asia, which will be adversely affected by current economic conditions in that region. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the Company's revenues and profitability.

Reliance On Key Personnel     The Company's operations are dependent on the
continued efforts of senior management, in particular Richard J. Heckmann, the Company's Chairman of the Board, President and Chief Executive Officer. The Company does not presently have employment agreements with most members of senior management, including Mr. Heckmann. Should any of the Company's senior managers be unable or choose not to continue in their present roles, the Company's prospects could be adversely affected.

Profitability Of Fixed Price Contracts     A significant portion of the
Company's revenues are generated under fixed price contracts. To the extent that original cost estimates are inaccurate, costs to complete increase, delivery schedules are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected. The Company routinely records upward or downward adjustments with respect to fixed price contracts due to changes in estimates of costs to complete such contracts. There can be no assurance that future downward adjustments will not be material.

Cyclicality, Seasonality And Possible Earnings Fluctuations     The sale of
capital equipment within the water treatment industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. A significant portion of the Company's revenues are derived from capital equipment sales. While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions, including those currently unfolding in Asian markets, could have a material adverse effect on the Company's revenues and profitability.

The sale of water and wastewater distribution equipment and supplies is also cyclical and influenced by various economic factors including interest rates, land development and housing construction industry cycles. Sales of such equipment and supplies are also subject to seasonal fluctuation in northern climates. The sale of water and wastewater distribution equipment and supplies is a significant component of the Company's business. Cyclicality and seasonality of water and wastewater distribution equipment and supplies sales could have a material adverse effect on the Company's revenues and profitability.

The Company's high-purity process piping systems have been sold principally to companies in the semiconductor and, to a lesser extent, pharmaceutical and biotechnology industries, and sales of those systems are critically dependent on these industries. The success of customers and potential customers for high-purity process piping systems is linked to economic conditions in these respective industries, which in turn are each subject to intense competitive pressure and are affected by overall economic conditions. The semiconductor industry in particular has historically been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the economy. The semiconductor and pharmaceutical industries also represent significant markets for the Company's water and wastewater treatment systems. Downturns in these industries could have a material adverse effect on the Company's revenues and profitability.

Operating results from the sale of high-purity process piping systems also can be expected to fluctuate significantly as a result of the limited pool of existing and potential customers for these systems, the timing of new contracts, possible deferrals or cancellations of existing contracts and the evolving and unpredictable nature of the markets for high-purity process piping systems.

As a result of these and other factors, the Company's operating results may be subject to quarterly or annual fluctuations. There can be no assurance that at any given time the Company's operating results will meet or exceed stock market analysts' expectations, in which event the market price of the Common Stock could be adversely affected.

Potential Environmental Risks     The Company's business and products may be
significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. The Company is also subject to inherent risks associated with environmental conditions at facilities owned, and the state of compliance with environmental laws, by businesses acquired by the Company. While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in cleanup obligations, civil or criminal enforcement actions or private actions that could have a material adverse effect on the Company. In that regard, United States federal and state environmental regulatory authorities have issued certain notices of violation related to alleged multiple violations of applicable wastewater pretreatment standards by a wholly owned subsidiary of the Company (the "Subsidiary") at a Connecticut ion exchange resin regeneration facility (the "South Windsor Facility") acquired by the Company in October 1995 from Anjou International Company ("Anjou"). A grand jury investigation concerning these conditions also is pending. The Subsidiary has reached a tentative agreement with the United States Attorney's Office and the United States Environmental Protection Agency ("USEPA") to plead guilty to a single violation of the United States Clean Air Act, pursuant to which the Subsidiary would pay a fine and the South Windsor Facility would undergo annual environmental compliance audits by the USEPA for five years. The Company believes that this settlement would conclude these matters in their entirety; however, there can be no assurance that this settlement will become final, and it is not expected that it would include a formal release of all liabilities in this regard. As a consequence of such a settlement, the Subsidiary would be debarred from United States government contracts for a period of time that the Company currently expects to be brief. The Company does not believe that the debarment would have a material adverse effect on the Subsidiary or the Company. The Company has certain rights of indemnification from Anjou which may be available with respect to these matters. In addition, the Company's activities as owner and operator of certain hazardous waste treatment and recovery facilities are subject to stringent laws and regulations and compliance reviews. Failure of these facilities to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. The Company serves as contract operator of various municipal and industrial wastewater collection and treatment facilities, which were developed and are owned by governmental or private entities. Under those service contracts and applicable environmental laws, the Company as operator may incur liabilities in the event those facilities experience malfunctions or discharge wastewaters which do not meet applicable permit limits and regulatory requirements. In some cases, the potential for such liabilities depends upon design or operational conditions over which the Company has limited, if any, control. In other matters, the Company has been notified by the United States Environmental Protection Agency that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") at certain sites to which the Company or its predecessors allegedly sent waste in the past. It is possible that the Company could receive other such notices under CERCLA or analogous state laws in the future. The Company does not believe that its liability, if any, relating to such matters will be material. However, there can be no assurance that such matters will not be material. In addition, to some extent, the liabilities and risks imposed by environmental laws on the Company's customers may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive and financial position.

Competition     All of the markets in which the Company competes are highly competitive, and most are fragmented, with numerous regional and local participants. There are competitors of the Company in certain markets that are divisions or subsidiaries of companies that have significantly greater resources than the Company. The Company's process water treatment business competes in the United States and internationally principally on the basis of product quality and specifications, technology, reliability, price, customized design and technical qualifications, reputation and prompt availability of local service. The Company's wastewater treatment business competes in the United States and internationally largely on the basis of the same factors, except that pricing considerations can be predominant among competitors that have sufficient technical qualifications, particularly in the municipal contract bid process.
In connection with the marketing of waterworks distribution equipment and supplies, the Company competes not only with a large number of independent wholesalers and with other distribution chains similar to the Company, but also with manufacturers who sell directly to customers. The principal methods of competition for the Company's waterworks distribution business include prompt local service capability, product knowledge by the sales force and branch management, and price. The Company's consumer products business competes with companies with national distribution networks, businesses with regional scope and local product assemblers or service companies, as well as retail outlets. The Company believes that there are thousands of participants in the residential water market. The consumer products business competes principally on the basis of price, product quality and "taste," service, distribution capabilities, geographic presence and reputation. Competitive pressures, including those described above, and other factors could cause the Company to lose market share or could result in significant price erosion, either of which could have a material adverse effect upon the Company's financial position, results of operations and cash flows.

Potential Risks Related To Water Rights And Water Transfers     The Company
recently acquired more than 47,000 acres of agricultural land (the "Properties"), situated in the Southwestern United States, the substantial majority of which are in Imperial County, California (the "IID Properties") located within the Imperial Irrigation District (the "IID"). Substantially all of the Properties are currently leased to third party agricultural tenants, including prior owners of the Properties. The Company acquired the Properties with appurtenant water rights, and is actively seeking to acquire additional properties with water rights, primarily in the Southwestern and Western United States. The Company may seek in the future to transfer water attributable to water rights appurtenant to the Properties, particularly the IID Properties (the "IID Water"). However, since the IID holds title to all of the water rights within the IID in trust for the landowners, the IID would control the timing and terms of any transfers of IID Water by the Company. The circumstances under which transfers of water can be made and the profitability of any transfers are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of United States federal, state and local laws, regulations and policies. Transfers of IID Water attributable to water rights appurtenant to the IID Properties (the "IID Water Rights") are subject to additional uncertainties. Allocations of Colorado River water, which is the source of all water deliveries to the IID Properties, are subject to limitations under complex international treaties, interstate compacts, United States federal and state laws and regulations, and contractual arrangements and, in times of drought, water deliveries could be curtailed by the United States government. Further, any transfers of IID Water would require the approval of the United States Secretary of the Interior. Even if a transfer were approved, other California water districts and users could assert claims adverse to the IID Water Rights, including but not limited to claims that the IID has failed to satisfy United States federal law and California constitutional requirements that IID Water must be put to reasonable and beneficial use. A finding that the IID's water use is unreasonable or nonbeneficial could adversely impact title to IID Water Rights and the ability to transfer IID Water. Water transferred by the IID to metropolitan areas of Southern California, such as San Diego, would be transported through aqueducts owned or controlled by the Metropolitan Water District, a quasi-governmental agency (the "MWD"). The transportation cost for any transfer of IID Water and the volume of water which the MWD can be required to transport at any time are subject to California laws of uncertain application, some aspects of which are currently in litigation. The uncertainties associated with water rights could have a material adverse effect on the Company's profitability.

Technological And Regulatory Risks     The water and wastewater treatment
business is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for the Company's products and services. Changes in regulatory or industrial requirements may render certain of the Company's treatment products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. The Company's ability to anticipate changes in technological and regulatory standards and to develop successfully and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and to remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of its products will not become obsolete. In addition, the Company is subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to operate properly.

There can be no assurance that the Company's existing or any future trademarks or patents will be enforceable or will provide substantial protection from competition or be of commercial benefit to the Company. In addition, the laws of certain non-United States countries may not protect proprietary rights to the same extent as do the laws of the United States. Successful challenges to certain of the Company's patents or trademarks could materially adversely affect its competitive and financial position.

Municipal Market     A significant percentage of the Company's revenues is
derived from municipal customers. While municipalities represent an important market in the water and wastewater treatment industry, contractor selection processes and funding for projects in the municipal sector entail certain additional risks not typically encountered with industrial customers. Competition for selection of a municipal contractor typically occurs through a formal bidding process which can require the commitment of significant resources and greater lead times than industrial projects. In addition, demand in the municipal market is dependent upon the availability of funding at the local level, which may be the subject of increasing pressure as local governments are expected to bear a greater share of the cost of public services.

Year 2000 Risks     The 'Year 2000' issue concerns the potential exposures
related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Most of the Company's operating systems with Year 2000 issues have been modified to address those issues; accordingly, management does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. The Company is currently developing a plan to assure that its other internal operating systems with Year 2000 issues are modified on a timely basis. Suppliers, customers and creditors of the Company also face similar Year 2000 issues. A failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations.



        Impact of Recently Issued Accounting Standards.

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

PART II OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

             N/A

Item 2.      CHANGES IN SECURITIES

        Privately Placed Securities

Effective December 31, 1997, the Company issued 5,803,803 shares (the "Shares") of its common stock, par value $.01 per share (the "Common Stock"), to: The Bianco Family 1991 Trust, dated February 1, 1991; David J. Shimmon; BT Capital Partners Inc.; Churchill ESOP Capital Partners; D&S Partners; Silicon Valley Bancshares; L.H. Fine, Weinress, Franskson & Presson, Inc.; Gregory Presson; in a tax-free merger pursuant to which the Company acquired all of the outstanding capital stock of The Kinetics Group, Inc., a Delaware Corporation. Such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the United States Securities Act of 1933, as amended. Pursuant to an agreement between the parties, such shares were subsequently filed for registration for resale pursuant to a Registration Statement on Form S-3 (Registration No. 333-45981).

Item 3.      DEFAULTS UPON SENIOR SECURITIES

                   N/A

Item 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                   N/A

Item 5.      OTHER INFORMATION


On February 9, 1998, the Company announced it had entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 9, 1998, among the Company, Palm Water Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), and Culligan Water Technologies, Inc., a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Culligan (the "Merger"). In connection with the Merger, the Company will issue in exchange for each issued and outstanding share (other than treasury shares and shares owned by the Company) of Culligan common stock, par value $.01 per share 1.714 shares of common stock, par value $.01 per share of the Company pursuant to formula.

The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Consummation of the Merger is subject to customary regulatory approvals and the approval of the stockholders of each of the Company and Culligan. The Merger is expected to be consummated in the first half of fiscal 1999.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

10.1 Employment Agreement between Thierry Reyners and USF Euroholding, S.A., a wholly-owned subsidiary of the Company

27.0    Financial Data Schedule

Reports on Form 8-K

The Company filed one Current Report on Form 8-K during the quarter ended December 31, 1997, dated December 9, 1997, reporting the consummation of the Company's tender offer to purchase all of the outstanding ordinary shares (including American Depository Shares, each representing one ordinary share) of Memtec Limited.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNITED STATES FILTER CORPORATION



                                       By: /s/ Kevin L. Spence
                                          _________________________________
Dated: February 13, 1998               Kevin L. Spence
                                       Executive Vice President, Chief Financial
                                         Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit                                                      Sequential
Number       Description                                     Page Number
-------      -----------                                     -----------


10.1 Employment Agreement between Thierry Reyners and USF Euroholding, S.A., a wholly-owned subsidiary of the Company

27.0         Financial Data Schedule