Form 10-Q/A
period 1997-12-31
UNITED STATES FILTER CORP
filed 1998-05-12
CIK 318025

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A
(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 1-10728

                               ----------------

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

                                (760) 340-0098
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                                                       Total number of pages 22

                   THERE IS 1 EXHIBIT FILED WITH THIS REPORT

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                       MARCH 31,   DECEMBER 31,
                                                          1997         1997
                                                       ----------  ------------
                                                           (IN THOUSANDS)
                        ASSETS
Current assets:
 Cash and cash equivalents............................ $  135,144      57,821
 Short-term investments...............................      2,158         904
 Accounts receivable, net.............................    572,940     739,587
 Costs and estimated earnings in excess of billings on
  uncompleted contracts...............................    130,310     205,427
 Inventories..........................................    245,201     350,968
 Prepaid expenses.....................................      8,931      19,893
 Deferred taxes.......................................     53,152      82,246
 Other current assets.................................     17,086      28,257
                                                       ----------   ---------
  Total current assets................................  1,164,922   1,485,103
                                                       ----------   ---------
Property, plant and equipment, net....................    319,687     761,147
Investment in leasehold interests, net................     23,230      22,424
Costs in excess of net assets of businesses acquired,
 net..................................................    788,096     978,271
Other assets..........................................    101,628     113,837
                                                       ----------   ---------
                                                       $2,397,563   3,360,782
                                                       ==========   =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................... $  274,653     304,890
 Accrued liabilities..................................    275,537     410,245
 Current portion of long-term debt....................     11,956      25,464
 Billings in excess of costs and estimated earnings on
  uncompleted contracts...............................     61,441     121,831
 Other current liabilities............................     26,183      77,045
                                                       ----------   ---------
  Total current liabilities...........................    649,770     939,475
                                                       ----------   ---------
Notes payable.........................................     31,464     475,181
Long-term debt, excluding current portion.............     42,646     128,988
Convertible subordinated debentures...................    554,000     554,000
Deferred taxes........................................     12,198       3,506
Other liabilities.....................................     61,655      66,108
                                                       ----------   ---------
  Total liabilities...................................  1,351,733   2,167,258
                                                       ----------   ---------
Shareholders' equity:
 Common stock, par value $.01. Authorized 300,000
  shares; 80,334 and 103,957 shares issued and
  outstanding at March 31, 1997 and December 31, 1997,
  respectively........................................        803       1,040
 Additional paid-in capital...........................  1,013,734   1,500,786
 Currency translation adjustment......................    (19,491)    (37,287)
 Retained earnings (accumulated deficit)..............     50,784    (271,015)
                                                       ----------   ---------
  Total shareholders' equity..........................  1,045,830   1,193,524
                                                       ----------   ---------
Commitments and contingencies.........................
                                                       ----------   ---------
                                                       $2,397,563   3,360,782
                                                       ==========   =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                  (UNAUDITED)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        DECEMBER 31,          DECEMBER 31,
                                     --------------------  --------------------
                                       1996       1997       1996       1997
                                     ---------  ---------  ---------  ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................  $ 463,423    829,427  1,094,636  2,346,553
Costs of sales.....................    369,736    621,893    859,754  1,798,595
                                     ---------  ---------  ---------  ---------
  Gross profit.....................     93,687    207,534    234,882    547,958
Selling, general and administrative
 expenses..........................     81,482    148,478    196,752    414,546
Purchased in-process research and
 development.......................        --     299,505        --     299,505
Merger, restructuring, acquisition
 and other related charges.........        --     141,109      5,581    141,109
                                     ---------  ---------  ---------  ---------
                                        81,482    589,092    202,333    855,160
                                     ---------  ---------  ---------  ---------
  Operating income (loss)..........     12,205   (381,558)    32,549   (307,202)
Other income (expense):
  Interest expense.................     (6,484)   (13,198)   (15,907)   (34,374)
  Other, net.......................      1,818      1,779      2,981      3,002
                                     ---------  ---------  ---------  ---------
                                        (4,666)   (11,419)   (12,926)   (31,372)
                                     ---------  ---------  ---------  ---------
  Income (loss) before taxes.......      7,539   (392,977)    19,623   (338,574)
Income tax expense (benefit).......      1,211    (18,882)     3,845     (1,273)
                                     ---------  ---------  ---------  ---------
  Net income (loss)................  $   6,328   (374,095)    15,778   (337,301)
                                     =========  =========  =========  =========
Net income (loss) per common share:
  Basic............................  $    0.10      (3.71)      0.27      (3.65)
                                     =========  =========  =========  =========
  Diluted..........................  $    0.09      (3.71)      0.26      (3.65)
                                     =========  =========  =========  =========


     See Accompanying Notes To Condensed Consolidated Financial Statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1997
                                                            --------  --------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:......................
Net income (loss).......................................... $ 15,778  (337,301)
Adjustments to reconcile net income (loss) to net cash
 provided by...............................................
(used in) operating activities:............................
Deferred income taxes......................................  (11,700)  (23,606)
Provision for doubtful accounts............................    3,292     6,172
Depreciation...............................................   28,406    47,236
Amortization...............................................    9,338    20,695
Write-off of in-process research and development and
 goodwill..................................................      --    352,025
Loss on sale or disposal of assets.........................        3    11,557
Change in operating assets and liabilities:................
  (Increase) decrease in accounts receivable...............    7,990   (23,569)
  Increase in costs and estimated earnings in excess of
   billings on uncompleted contracts.......................  (35,904)  (30,158)
  Increase in inventories..................................  (17,125)  (19,590)
  (Increase) decrease in other assets......................  (20,271)    1,723
  Increase (decrease) in accounts payable and accrued
   expenses................................................   17,209   (26,450)
  Increase (decrease) in billings in excess of costs and
  estimated earnings on uncompleted contracts..............   (3,561)   22,584
  Increase (decrease) in other liabilities.................   (5,081)   16,796
                                                            --------  --------
  Net cash provided by (used in) operating activities......  (11,626)   18,114
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of property, plant & equipment......  (43,283)  (77,683)
  Payment for purchase of acquisitions, net of cash ac-
   quired.................................................. (404,478) (411,082)
  Proceeds from disposal of equipment......................      394     3,860
  Sale of short-term investments...........................      152     1,260
                                                            --------  --------
  Net cash used in investing activities.................... (447,215) (483,645)
                                                            --------  --------

     See Accompanying Notes To Condensed Consolidated Financial Statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997 (CONTINUED)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             1996       1997
                                                           ---------  --------
                                                             (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock................   358,441       --
Net proceeds from sale of convertible subordinated
 debentures...............................................   403,650       --
Proceeds from exercise of common stock options............     1,487     3,514
Principal payments on debt................................    (7,300)  (20,170)
Net (payments) proceeds from borrowings on notes payable..      (913)  404,914
Dividends paid............................................    (3,067)      (50)
                                                           ---------  --------
  Net cash provided by financing activities...............   752,298   388,208
                                                           ---------  --------
  Net increase (decrease) in cash and cash equivalents....   293,457   (77,323)
Cash and cash equivalents at March 31, 1996 and 1997......    27,730   135,144
                                                           ---------  --------
Cash and cash equivalents at December 31, 1996 and 1997... $ 321,187    57,821
                                                           =========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest................ $  15,602    34,023
                                                           =========  ========
  Cash paid during the period for income taxes............ $  10,596    22,212
                                                           =========  ========


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

INCOME (LOSS) PER COMMON SHARE

  Income (loss) per common share is computed based on the weighted average number of shares outstanding. In the current period, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Accordingly, "Basic EPS" and "Diluted EPS" were calculated as follows:

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     DECEMBER 31,           DECEMBER 31,
                                  --------------------   --------------------
                                    1996       1997        1996       1997
                                  --------- ----------   --------- ----------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC
Net income (loss) applicable to
 common shares................... $  6,328    (374,095)    15,778    (337,301)
                                  ========  ==========   ========  ==========
  Weighted average common shares
   outstanding...................   65,061     100,927     59,016      92,340
                                  ========  ==========   ========  ==========
  Basic income (loss) per common
   share......................... $   0.10       (3.71)      0.27       (3.65)
                                  ========  ==========   ========  ==========
DILUTED
Net income (loss) applicable to
 common shares................... $  6,328    (374,095)    15,778    (337,301)
Add:
  Effect on net income of
   conversion of convertible
   subordinated debentures.......      -- *        -- **      -- *        -- **
Adjusted net income (loss)
 applicable to common shares.....    6,328    (374,095)    15,778    (337,301)
                                  ========  ==========   ========  ==========
Weighted average shares
 outstanding.....................   65,061     100,927     59,016      92,340
Add:
  Exercise of options and assumed
   conversion of subordinated
   debentures....................    2,418*        -- **    2,055*        -- **
                                  --------  ----------   --------  ----------
Adjusted weighted average shares
 outstanding.....................   67,479     100,927     61,071      92,340
                                  ========  ==========   ========  ==========
Diluted income (loss) per common
 share........................... $   0.09       (3.71)      0.26       (3.65)
                                  ========  ==========   ========  ==========

--------
 * The calculation of diluted EPS does not assume conversion of subordinated debentures for the three and nine months ended December 31, 1996 as the effect would be antidilutive to income per share.

** The calculation of diluted EPS does not assume conversion of subordinated debentures or exercise of stock options for the three and nine months ended December 31, 1997 as the effect would be antidilutive to loss per share.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 2. INVENTORIES

  Inventories at March 31, 1997 and December 31, 1997 consist of the following:

                                                            MARCH   DECEMBER 31,
                                                           31, 1997     1997
                                                           -------- ------------
                                                              (IN THOUSANDS)
       Raw materials...................................... $ 56,830   116,446
       Work-in-progress...................................   58,619    83,136
       Finished goods.....................................  129,752   151,386
                                                           --------   -------
                                                           $245,201   350,968
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

NOTE 5. ACQUISITIONS

  On December 31, 1997, a wholly-owned subsidiary of the Company and Kinetics effectively consummated a merger and acquisition in a tax-free reorganization (the "Merger") contemplated under and pursuant to a definitive Merger Agreement among the Company, Kinetics and substantially all of the shareholders of Kinetics. In connection with this merger, the Company issued 5,803,803 shares of the Company's common stock for all of the outstanding common stock of Kinetics (0.5824 share of the Company's common stock for each outstanding share and each outstanding option or other right to acquire a share of Kinetics common stock). In addition, the Company assumed approximately $50.0 million of third party institutional debt.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


  Kinetics, based in Santa Clara, California, is a provider and manufacturer of sophisticated high purity process piping systems and is also a leading integrator in the United States of high purity water, fluid and gas handling systems that are critical to the pharmaceutical, biotechnology and micro electronics industries.

  This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of Kinetics. In restating the Company's historical financial statements for the pooling of interests with Kinetics, the Company's balance sheet as of March 31, 1997 was combined with Kinetics audited balance sheet as of September 30, 1997. Additionally, results of the Company for the fiscal year ended March 31, 1997 were combined with the results of Kinetics for the fiscal year ended September 30, 1997; historical results of the Company for the three and nine months ended December 31, 1996 were combined with historical results of Kinetics for the three and nine months ended June 30, 1997, respectively. Concurrent with the Company's merger, Kinetics year end was recast to March 31. Accordingly, results of Kinetics for the six month period ended September 30, 1997 (including revenue of $227.4 million and a net loss of $8.5 million) are included in both the restated historical results for the fiscal year ended March 31, 1997 and the results for the nine months ended December 31, 1997. Separate results of operations of the combined entities for the three and nine months ended December 31, 1996 are as follows:

                                               THREE MONTHS
                                                   ENDED       NINE MONTHS ENDED
                                             DECEMBER 31, 1996 DECEMBER 31, 1996
                                             ----------------- -----------------
                                                    (IN THOUSANDS, EXCEPT
                                                       PER SHARE DATA)
Revenues:
  Company (as previously reported)..........     $368,124            838,936
  Kinetics..................................       95,299            255,700
                                                 --------          ---------
  Combined..................................     $463,423          1,094,636
                                                 ========          =========
Net income (loss):
  Company (as previously reported)..........     $ 14,351             29,014
  Kinetics..................................       (8,023)           (13,236)
                                                 --------          ---------
  Combined..................................     $  6,328             15,778
                                                 ========          =========
Income per common share:
  Basic:
  As previously reported....................     $   0.24               0.54
                                                 ========          =========
  As restated...............................     $   0.10               0.27
                                                 ========          =========
  Diluted:
  As previously reported....................     $   0.23               0.52
                                                 ========          =========
  As restated...............................     $   0.09               0.26
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

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


  On December 9, 1997, the Company, through a wholly-owned subsidiary, completed its tender offer ("Offer") to purchase all of the outstanding ordinary shares (including American Depository Shares) of Memtec. The purchase price was $36.00 per share. The Company acquired certain shares in privately negotiated and open market purchases prior to the Offer resulting in a total cash purchase price of approximately $397.2 million (including estimated transaction costs of $10.6 million). The purchase price was allocated to the assets and liabilities of Memtec based on their estimated respective fair values. The excess of fair value of net assets acquired was approximately $66.1 million, and is being amortized on a straight-line basis over 40 years. The value of other intangible assets including patents, trademarks, license and distribution fees was approximately $7.3 million, and is being amortized over periods ranging from 5 to 12 years. The Company also acquired from Memtec certain in-process research and development projects that had not reached technological feasibility and that had no alternative future use. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which expected future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of such projects. The estimated market value of such in-process research and development projects was $299.5 million and was expensed at the acquisition date.

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

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                              1996      1997
                                                           ---------- ---------
                                                              (IN THOUSANDS,
                                                            EXCEPT PER COMMON
                                                                  SHARE)
 Revenues................................................. $1,269,263 2,515,056
                                                           ========== =========
 Net income (loss)........................................ $   23,454  (336,394)
                                                           ========== =========
 Net income (loss) per common share:
 Basic.................................................... $     0.40     (3.64)
                                                           ========== =========
 Diluted.................................................. $     0.38     (3.64)
                                                           ========== =========

  Concurrent with the merger with and into Kinetics and the acquisition of Memtec, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $141.1 million. The plan identifies certain products and technologies acquired in conjunction with the Memtec transaction that supersede products and technologies acquired in earlier acquisitions of membrane related businesses. As a result certain carrying amounts of goodwill and other intangible assets were determined to be impaired by approximately $55.0 million in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

that the carrying amount of the assets may not be recoverable. In determining the amount of the impairment of these assets, the Company valued the assets using the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The restructuring plan also included closing or reconfiguring of certain facilities and reducing the work force by approximately 350 employees, most of whom work in the facilities to be closed.

  Included in merger, restructuring, acquisition and other related charges are the following:

                                                                  (IN THOUSANDS)
Write-down of goodwill and other intangible assets...............    $ 54,950
Asset write-offs, including equipment and facilities.............      47,887
Merger, integration and other acquisition costs..................      21,135
Severance and related costs......................................      17,137
                                                                     --------
    Total merger, restructuring, acquisition and other related
     charges.....................................................    $141,109
                                                                     ========
Cash charges.....................................................    $ 36,431
Non-cash charges.................................................     104,678
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Revenues. Revenues for the three months ended December 31, 1997 were $829.4 million, an increase of $366.0 million or 79.0% from the $463.4 million for the three months ended December 31, 1996. Revenues for the nine months ended December 31, 1997 were $2.3 billion, an increase of $1.2 billion or 114.4% from the $1.1 billion for the nine months ended December 31, 1996. These increases were due primarily to acquisitions completed by the Company subsequent to December 31, 1996. For the nine months ended December 31, 1997, revenues from capital equipment sales represented 45.3% of total revenues. Revenues from services, operations, replacement parts and consumables represented 23.9% of total revenues, while revenues from distribution represented 29.1% of total revenues and revenues from consumer products represented 1.7% of total revenues.

  Gross profit. Gross profit as a percentage of revenue ("gross margin") was 25.0% for the three months ended December 31, 1997 compared to 20.2% in the corresponding period in the prior year. Gross margin was 23.4% for the nine months ended December 31, 1997 compared to 21.5% in the corresponding period in the prior year. These increases in gross margin for the three and nine month periods ended December 31, 1997 were due primarily to the incurrence of certain unreimbursed project costs at The Kinetics Group, Inc. ("Kinetics") during the three and nine months ended December 31, 1996 after restatement for the acquisition of Kinetics in the current period accounted for as a pooling of interests transaction (see below).

  Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 1997 were $148.5 million before purchased in-process research and development and merger, restructuring, acquisition and other related charges described below ("non-recurring charges"), an increase of $67.0 million or 82.2% from the $81.5 million for the three months ended December 31, 1996. During this period, selling, general and administrative expenses (before non-recurring charges) were 17.9% of revenues compared to 17.6% for the comparable period in the prior year. For the nine months ended December 31, 1997, selling, general and administrative expenses (before non-recurring charges) increased
$217.7 million to $414.5 as compared to the $196.8 million, before merger expenses described below, in the comparable period in the prior year. During this period, selling, general and administrative expenses (before non-recurring charges) were 17.7% of revenues compared to 18.0% (before merger expenses) for the comparable period in the prior year.

 Purchased In-Process a Research and Development. On December 9, 1997, the Company, through a wholly-owned subsidiary, completed its tender offer ("Offer") to purchase all of the outstanding ordinary shares (including American Depository Shares) of Memtec. The purchase price was $36.00 per share. The Company acquired certain shares in privately negotiated and open market purchases prior to the Offer resulting in a total cash purchase price of approximately $397.2 million (including estimated transaction costs of $10.6 million). The purchase price was allocated to the assets and liabilities of Memtec based on their estimated respective fair values. The Company also acquired from Memtec certain in-process research and development projects that had not reached technological feasibility and that had no alternative future use. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which expected future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of such projects. The estimated market value of such in-process research and development (R&D) projects was $299.5 million and was expensed at the acquisition date.

  In addition, the Company also acquired from Memtec and its subsidiaries (consisting of Memcor, Fluid Dynamics, Filterite, and Seitz) developed technologies including large volume purification product lines; membrane systems for water purification and waste treatment; metal fiber product lines for industrial applications involving elevated pressures, temperatures and corrosive environments; disposable product lines for industrial applications; and depth media product lines for the pharmaceutical and food and beverage industries.

  As a result of the degree of competition in the filtration industry and the use of technological change as a competitive tool, a significant proportion of Memtec's technology will be superseded, although the rate of change varies significantly across the markets addressed. Memtec's R&D initiatives are therefore targeted at superseding current products. Memtec has a range of ongoing R&D projects in each of its product lines. Certain of these projects are directed at next generation products for existing market applications while others are directed at new market opportunities where Memtec's technological base may be applicable.

  Memcor R&D projects are primarily directed at enhanced microfiltration products capable of cost effectively addressing larger scale applications or more chemically aggressive environments. These R&D projects are at the laboratory to pilot stage of development and require a number of years further work before full introduction to the market of a product is likely. Other Memcor R&D projects seek to utilize Memtec's knowledge of electrochemical processes to enter new markets ranging from high quality water production to environmental sensors. These R&D projects are also at the laboratory to pilot stage and similarly require a number of years further R&D before a product is available for launching.

  Fluid Dynamics R&D projects are directed at developing new applications for Memtec's proprietary metallic media. The media enables precise fine filtration in a range of hostile environments as well as having unique conductive properties. These R&D projects are at the laboratory stage of development and require additional research ranging from twelve months to several years depending upon the particular product before any market launch is possible.

  Filterite R&D project center around its two proprietary technologies--the unique Filterite highly assymetric membrane and the CoLD melt spinning technology. R&D projects are examining expansion of product offerings from these core technologies. These projects require further materials science laboratory work followed by manufacturing prototyping and tailoring to market applications--a process which will range from eighteen months to several years.

  Seitz R&D is directed at next generation filtration technologies for the food and beverage and chemicals industries drawing on the core technologies of Seitz. These R&D projects are predominantly at the pilot stage, requiring extensive trialing evaluation and development based on the trialing before market launches are possible.

  Failure to complete these R&D projects successfully and on time would open the way for competitors to introduce alternate technologies, with consequent implications for Memtec's revenues. To be successful in most cases the R&D projects must be developed from laboratory or pilot scale models to full scale products capable of production within a quality accredited manufacturing process. The existing R&D projects are expected to be completed within the historical expenditure levels of Memtec--approximately 3% of net sales, and within historical levels of capital expenditure.

  The valuation process distinguished between R&D projects with no alternate use or value and those with alternate use. Predominantly all R&D projects are at a stage of development where the progress to date is not applicable to any other use within Memtec nor is it saleable to any third party known to management.

 Merger, Restructuring, Acquisition and Other Related Charges. On December 31, 1997, the Company merged with and into Kinetics in a tax-free reorganization, which was accounted for as a pooling of interests. Concurrent with the merger with and into Kinetics and the acquisition of Memtec, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $141.1 million. The plan identifies certain products and technologies acquired in conjunction with the Memtec transaction that supersede products and technologies acquired in earlier acquisitions of membrane related businesses. As a result certain carrying amounts of goodwill and other intangible assets were determined to be impaired by approximately $55.0 million in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining the amount of the impairment of these assets, the Company valued the assets using the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The restructuring plan also included closing or reconfiguring of certain facilities and reducing the work force by approximately 350 employees, most of whom work in the facilities to be closed.

  Included in merger, restructuring, acquisition and other related charges are the following:

                                                                         (IN
                                                                      THOUSANDS)
   Write-down of goodwill and other intangible assets................  $ 54,950
   Asset write-offs, including equipment and facilities..............    47,887
   Merger, integration and other acquisition costs...................    21,135
   Severance and related costs.......................................    17,137
                                                                       --------
       Total.........................................................  $141,109
                                                                       ========
   Cash charges......................................................  $ 36,431
   Non-cash charges..................................................   104,678
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

  The write-down of assets as a result of the restructuring plan (including assets of business' whose products were superseded by Memtec's products) will not have a material affect on the Company's consolidated results of operations in the future.

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

  Interest expense. Interest expense increased to $13.2 million for the three months ended December 31, 1997 from $6.5 million for the corresponding period in the prior year. Interest expense increased to $34.4 million for the nine months ended December 31, 1997 from $15.9 million for the corresponding period in the prior year. Interest expense for the three and nine months ended December 31, 1997 consisted primarily of interest on the Company's (i) 6.0% Convertible Subordinated Notes issued on September 18, 1995 due 2005, (ii) 4.5% Convertible Subordinated Notes issued on December 11, 1996 due 2001,
(iii) borrowings under Kinetics' long-term line-of- credit, (iv) 8.0% Senior Subordinated Notes issued by Kinetics, (v) borrowings under Memtec's long-term line-of- credit, (vi) Senior Guaranteed Notes issued by Memtec bearing interest at rates ranging from 7.7% to 8.0%, (vii) other long-term debt bearing interest at rates ranging from 2.0% to 9.2% and (viii) borrowings under the Company's Senior Credit Facility. At December 31, 1997, the Company had cash and short-term investments of $58.7 million.

  Income taxes. The Company recorded an income tax benefit of $18.9 million for the three months ended December 31, 1997 as compared to income tax expense of $1.2 million in the comparable period in the prior year. Before non-recurring charges, income tax expense was $15.6 million, or an effective tax rate of 32.8% for the three months ended December 31, 1997 as compared to 16.1% for the comparable period in the prior year.

  Net income. Net income before non-recurring charges for the three months ended December 31, 1997 was $32.0 million, an increase of $25.7 million from the $6.3 million for the three months ended December 31, 1996. Net income before non-recurring charges for the nine months ended December 31, 1997 was $68.8 million, an increase of $49.0 million from the $19.8 million for the nine months ended December 31, 1996. After non-recurring charges, net loss in the three months ended December 31, 1997 was $374.1 million as compared to net income of $6.3 million in the corresponding period in the prior year. Net loss for the nine months ended December 31, 1997 (after the non-recurring charges) was $337.3 million as compared to net income of $15.8 million in the corresponding period in the prior year. Net income (loss) per common share for the three and nine months ended December 31, 1997 and 1996 were as follows:

                                                    THREE MONTHS   NINE MONTHS
                                                        ENDED         ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                    -------------  ------------
                                                     1996   1997   1996   1997
                                                    ------ ------  ------------
   Basic........................................... $ 0.10  (3.71)  0.27  (3.65)
                                                    ====== ======  ===== ======
   Diluted......................................... $ 0.09  (3.71)  0.26  (3.65)
                                                    ====== ======  ===== ======

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

                          PART II--OTHER INFORMATION

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

                                          UNITED STATES FILTER CORPORATION

                                                    /s/ Kevin L. Spence
                                          By: _________________________________
                                            Kevin L. Spence
                                            Executive Vice President, Chief
                                             Financial Officer (Principal
                                             Financial Officer and Duly
                                             Authorized Officer)

Dated: May 12, 1998

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                          DESCRIPTION                           NUMBER
 -------                         -----------                         ----------
 10.1    Employment Agreement between Thierry Reyners and USF
          Euroholding, S.A., a wholly-owned subsidiary of the
          Company..................................................