Form 10-Q/A
period 1997-12-31
UNITED STATES FILTER CORP
filed 1998-05-14
CIK 318025

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

    FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                                       Total number of pages 22

                 THERE ARE NO EXHIBITS FILED WITH THIS REPORT

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                       MARCH 31,   DECEMBER 31,
                                                          1997         1997
                                                       ----------  ------------
                                                           (IN THOUSANDS)
                        ASSETS
Current assets:
 Cash and cash equivalents............................ $  135,144      57,821
 Short-term investments...............................      2,158         904
 Accounts receivable, net.............................    572,940     739,587
 Costs and estimated earnings in excess of billings on
  uncompleted contracts...............................    130,310     205,427
 Inventories..........................................    245,201     350,968
 Prepaid expenses.....................................      8,931      19,893
 Deferred taxes.......................................     53,152      82,246
 Other current assets.................................     17,086      28,257
                                                       ----------   ---------
  Total current assets................................  1,164,922   1,485,103
                                                       ----------   ---------
Property, plant and equipment, net....................    319,687     761,147
Investment in leasehold interests, net................     23,230      22,424
Costs in excess of net assets of businesses acquired,
 net..................................................    788,096     913,793
Other assets..........................................    101,628     178,315
                                                       ----------   ---------
                                                       $2,397,563   3,360,782
                                                       ==========   =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................... $  274,653     304,890
 Accrued liabilities..................................    275,537     410,245
 Current portion of long-term debt....................     11,956      25,464
 Billings in excess of costs and estimated earnings on
  uncompleted contracts...............................     61,441     121,831
 Other current liabilities............................     26,183      77,045
                                                       ----------   ---------
  Total current liabilities...........................    649,770     939,475
                                                       ----------   ---------
Notes payable.........................................     31,464     475,181
Long-term debt, excluding current portion.............     42,646     128,988
Convertible subordinated debentures...................    554,000     554,000
Deferred taxes........................................     12,198       3,506
Other liabilities.....................................     61,655      66,108
                                                       ----------   ---------
  Total liabilities...................................  1,351,733   2,167,258
                                                       ----------   ---------
Shareholders' equity:
 Common stock, par value $.01. Authorized 300,000
  shares; 80,334 and 103,957 shares issued and
  outstanding at March 31, 1997 and December 31, 1997,
  respectively........................................        803       1,040
 Additional paid-in capital...........................  1,013,734   1,500,786
 Currency translation adjustment......................    (19,491)    (37,287)
 Retained earnings (accumulated deficit)..............     50,784    (271,015)
                                                       ----------   ---------
  Total shareholders' equity..........................  1,045,830   1,193,524
                                                       ----------   ---------
Commitments and contingencies.........................
                                                       ----------   ---------
                                                       $2,397,563   3,360,782
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

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


  On December 9, 1997, the Company, through a wholly-owned subsidiary, completed its tender offer ("Offer") to purchase all of the outstanding ordinary shares (including American Depository Shares) of Memtec. The purchase price was $36.00 per share. The Company acquired certain shares in privately negotiated and open market purchases prior to the Offer resulting in a total cash purchase price of approximately $397.2 million (including estimated transaction costs of $10.6 million). The purchase price was allocated to the assets and liabilities of Memtec based on their estimated respective fair values. The value of developed technology was approximately $64.4 million, and is being amortized on a straight-line basis over 25 years. The value of other intangible assets including patents, trademarks, license and distribution fees was approximately $7.3 million, and is being amortized over periods ranging from 5 to 12 years.

  The Company also acquired from Memtec certain in-process research and development projects that had not reached technological feasibility and that had no alternative future use. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which expected future cash flows were discounted using rates ranging from 31.9% to 45.9%. The discount rates were determined by various internal and external factors including general economic and industry economic conditions, cost and availability of capital, product completion and technology risk, competition and market acceptance. The future cash flows were based on significant estimates of revenues, cost of goods sold, operating expenses, research and development expenses, capital expenditures, depreciation and interest charges on financed capital expenditures over the next ten years. The estimates of these items included significant assumptions regarding (i) revenue growth, which was assumed to grow from no revenue in the current period for the projects currently in-process to substantially all of the revenue for the Memtec subsidiary over the ten year period as the projects in-process supplant or supersede the current Memtec product offerings; (ii) gross margin, which is projected to improve approximately 5% by the end of the ten year period as the new projects with higher gross margins supplant or supersede the current Memtec product offerings; (iii) operating expenses as a percentage of sales, which were projected to be 20%. The estimated market value of such in-process research and development projects was $299.5 million and was expensed at the acquisition date. The allocation of the purchase price of Memtec is final and is not expected to change materially subsequent to December 31, 1997.

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

 Purchased In-Process Research and Development. On December 9, 1997, the Company, through a wholly-owned subsidiary, completed its tender offer ("Offer") to purchase all of the outstanding ordinary shares (including American Depository Shares) of Memtec. The purchase price was $36.00 per share. The Company acquired certain shares in privately negotiated and open market purchases prior to the Offer resulting in a total cash purchase price of approximately $397.2 million (including estimated transaction costs of $10.6 million). The purchase price was allocated to the assets and liabilities of Memtec based on their estimated respective fair values. The Company also acquired from Memtec certain in-process research and development projects that had not reached technological feasibility and that had no alternative future use. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which expected future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of such projects. The estimated market value of such in-process research and development (R&D) projects was $299.5 million and was expensed at the acquisition date.

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

  Failure to complete these R&D projects successfully and on time would open the way for competitors to introduce alternate technologies, with consequent implications for Memtec's revenues. To be successful in most cases the R&D projects must be developed from laboratory or pilot scale models to full scale products capable of production within a quality accredited manufacturing process. The existing R&D projects are expected to be completed and commercialized over the next ten years with expected R&D and project related expenditures of approximately $275 million over such ten year period. The expenditures will be expenses or capitalized in accordance with generally accepted accounting principles.

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

 Recent Developments

  U.S. Filter is contemplating the issuance of $750 to $900 million of unsecured redeemable or remarketable securities to qualified institutional buyers (as defined in Rule 144A of the U.S. Securities Act of 1933, as amended) to refinance existing indebtedness under U.S. Filter's Senior Credit Facility and for general corporate purposes. The proposed issuance of such securities is not expected to have a material impact on U.S. Filter's financial position or its future results of operations.

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

   There are no exhibits filing herewith.

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

Dated: May 14, 1998