Form 10-K
period 1998-03-31
UNITED STATES FILTER CORP
filed 1998-06-29
CIK 318025

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

FOR THE FISCAL YEAR ENDED MARCH 31, 1998         COMMISSION FILE NUMBER 1-10728

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

  4 1/2% CONVERTIBLE SUBORDINATED NOTES DUE 2001          NEW YORK STOCK EXCHANGE
            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 1998 was approximately $3,641,104,471.

  The number of shares of Common Stock outstanding on June 26, 1998 was 161,565,388 shares.

  Documents incorporated by reference:

  Notice of 1998 Annual Meeting and Proxy Statement (Part III of Form 10-K).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

GENERAL

  United States Filter Corporation (the "Company"), is a leading global provider of industrial, municipal, commercial and consumer water and wastewater treatment systems, products and services, with an installed base of systems that the Company believes is one of the largest worldwide. The Company offers a single-source solution to its customers through what the Company believes is the industry's broadest range of cost-effective systems, products, services and proven technologies. In addition, the Company markets a broad line of waterworks distribution products and services. The Company has one of the industry's largest networks of sales and service and distribution facilities through more than 2,000 locations, including over 1,100 franchised dealerships, 833 Company-owned or leased facilities and manufacturing plants in 94 countries. The Company capitalizes on its large installed base, extensive distribution network and manufacturing capabilities to provide customers with ongoing local service and maintenance. The Company is a leading provider of outsourced water services, including the operation of water and wastewater treatment systems at customer sites. In addition, the Company is actively involved in the development of privatization initiatives for municipal water treatment facilities throughout the world and, specifically, in the United States, Mexico and Canada. The Company also owns a significant amount of properties with appurtenant water rights in the Western and Southwestern United States, substantially all of which are leased to agricultural tenants.

  The Company's principal executive offices are located at 40-004 Cook Street, Palm Desert, California 92211 and its telephone number is (760) 340-0098. In this report, references to the Company or U.S. Filter shall mean United States Filter Corporation and its subsidiaries, unless the context requires otherwise.

  Since 1991, the Company has acquired more than 150 United States based and international businesses. These acquisitions have enabled the Company to expand significantly the segments of the water and wastewater treatment industry and water-related industries in which it participates, to complement its technologies, products or services, to enter into additional geographic areas and serve additional industries, municipalities, governments and other customers and to expand its installed base, service network, range of products and technologies and global distribution network. The Company intends to actively seek additional acquisitions that enhance its geographic network, customer base, and range of product offerings, technologies, markets and industries served, or that provide opportunities to implement the Company's one-stop-shop approach in terms of technology, distribution or service.

  Kinetics. Effective December 31, 1997, the Company acquired The Kinetics Group, Inc. ("Kinetics") in exchange for 5,803,803 shares of common stock of the Company. Kinetics is a leading United States manufacturer and supplier of sophisticated high-purity process piping systems for the handling of gases, water and chemicals. Such systems are provided primarily to the microelectronics, pharmaceutical and biotechnology industries, and are critical to these operations. For its fiscal year ended September 30, 1997, Kinetics' revenues were $387.8 million.

  Memtec. The Company completed the acquisition of Memtec Limited ("Memtec") in December 1997 for a total cash purchase price of $397.2 million. Memtec designs and manufactures large volume membrane-based systems featuring Memtec's proprietary microfiltration ("CMF") technology. It also designs and manufactures an extensive range of products and systems worldwide that are used in the filtration of liquid and gas streams in a wide variety of industrial, municipal and commercial applications. For its fiscal year ended June 30, 1997, Memtec's revenues were $243.6 million.

  Culligan. Subsequent to the Company's fiscal year end, on June 15, 1998, the Company acquired Culligan Water Technologies, Inc. ("Culligan"). Culligan is a leading manufacturer and distributor of water purification and treatment products and services for consumer, commercial and industrial applications. Products and services offered by Culligan range from those designed to solve residential water problems, such as filters for tap water and household water softeners, to equipment and services for commercial and industrial customers, such as ultrafiltration and microfiltration products. Culligan also offers desalination systems and portable deionization services ("PDS") designed for commercial and industrial applications. In addition, Culligan sells and licenses dealers to sell five-gallon bottled water under the Culligan trademark. Culligan has been an active participant in the water purification and treatment industry since 1936, and its Culligan(R), Everpure(R), Ametek(R) and Bruner(R) brands are among the most recognized in the industry. For its fiscal year ended January 31, 1998, Culligan's revenues were $505.7 million.

  Bass Properties. In September 1997, the Company acquired more than 47,000 acres of land with appurtenant water rights (the "Properties") in the Western and Southwestern United States from interests principally owned by affiliates of the Bass family of Fort Worth, Texas. The Properties were acquired in exchange for 8,000,000 shares of the Company's common stock and non-transferable warrants to purchase 1,200,000 shares of common stock. The substantial majority of the Properties are located in Imperial County, California within the Imperial Irrigation District, and substantially all of the Properties are currently leased to agricultural tenants.

THE WATER TREATMENT INDUSTRY

  Global population growth, economic expansion, scarcity of available water resources, heightened public concern about water quality and growing regulatory and legislative requirements have resulted in continued growth in demand for water and wastewater treatment. In addition to the need for potable water, industrial companies require treated water for most manufactured products, whether as an ingredient in the finished product or as part of the manufacturing process. Accordingly, most manufacturers utilize water treatment systems to purify their incoming, or "process", water. Public water departments and private water companies, responsible for providing potable water, employ water treatment technology to purify their water supply. Furthermore, government regulations require most industrial companies and municipalities to treat their outgoing wastewater.

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

  The Company believes that, in many areas of the United States and throughout the world, aged municipal water and wastewater treatment infrastructure is operating at or near capacity, is in need of substantial capital expenditures and is not well-equipped to satisfy increasing regulatory and legislative requirements. In addition, many municipalities are experiencing reduced economic resources. The Company believes that, as a result, many such customers are seeking innovative solutions to their water treatment needs, such as improved technologies and equipment, and various outsourcing and service options, such as contract operations and privatization. Privatization involves the transfer of ownership and operation of water and wastewater treatment facilities to companies capable of providing such services on a long-term basis.

  Individual Consumers. The market for individual consumers consists of bottled water, point-of-use products, such as residential filtration systems and parts, and water softening and conditioning equipment installed at the point of entry to a household water system. Consumers' needs vary by geographic location as a result of differing water qualities and level of economic development. This segment of the industry is highly fragmented, and the Company believes there are thousands of participants in the water conditioning and point-of-use products markets.

PRODUCTS AND SERVICES

 NORTH AMERICAN PROCEsS WATER GROUP

  The Company's North American Process Water Group provides single-source solutions for the treatment of industrial process water through what the Company believes to be the industry's broadest range of treatment systems, services and proven technologies.

  Products

  The North American Process Water Group designs, engineers, manufactures and installs pre-engineered and customized systems for the treatment of industrial process water utilizing a broad range of physical, biological and chemical treatment technologies that can be combined and configured to meet wide-ranging customer needs. The Company's process water systems range from a pre-packaged 0.5 liter-per-minute laboratory unit to a custom-designed boiler feedwater system that delivers thousands of gallons of high-purity water per minute.

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

  The water treatment equipment and systems sold by the North American Process Water Group are designed, engineered and assembled by the Company from one or more pieces of equipment and a variety of other components manufactured by the Company or purchased from third-party vendors. Larger industrial process water treatment systems can be trailer- or skid-mounted, or permanently installed on the customer's premises. Turnkey systems are generally designed and installed within 24 months following acceptance of a customer order. On such projects, the Company typically enters into lump-sum contracts under which the Company receives payments throughout the contract term based on a predetermined schedule.

  The Company's principal United States manufacturing facilities for the design, engineering, fabrication and assembly of reverse osmosis, media filtration and ion exchange process water treatment systems are located in Rockford, Illinois; Whittier, California; Colorado Springs, Colorado; Plantsville, Connecticut; and St. Genevieve, Missouri. These facilities aggregate approximately 392,300 square feet, and typically include sales, service and office space in addition to manufacturing capacity. The Company's CDI equipment is assembled at its facility in Lowell, Massachusetts. Laboratory and analytical testing for the North American Process Water Group is done at the Rockford and Lowell facilities, and research and development is centered at Lowell.

  The North American Process Water Group also manufactures and sells replacement parts required to support treatment systems manufactured by both the Company and, to a limited extent, its competitors. In addition, the Company markets consumables, such as membranes, ion exchange resin and carbon, to its customers.

  Services

  The North American Process Water Group is a leading provider of SDI and PDS for industrial and commercial users. SDI and PDS are terms given to portable water deionization treatment equipment that uses ion exchange resins as the filtration medium to produce high-purity water. Resin is retrieved and transported by a Company service representative to a Company regeneration plant for chemical recharging when it is exhausted. In the United States, the Company operates 27 regeneration plants in 16 states. Deionization is widely-used in commercial and industrial applications and provides the Company with a recurring source of revenues and the opportunity to market its systems and other services to its existing service deionization customer base. The Company, through its carbon reactivation facility located in Parker, Arizona, also has the ability to recycle spent carbon utilized in water treatment systems sold by the Company.

  Customer Markets

  The markets for the North American Process Water Group's products and services span many industries. Systems and products manufactured at United States facilities are also marketed and sold throughout the world and, in particular, Europe, Asia and Latin America, as well as in North America.

  The North American Process Water Group's high-purity water treatment systems are marketed to customers in the pharmaceutical/biotechnology, food and beverage and medical/laboratory/research markets. Ultra-high-purity systems are offered for the microelectronics industry, where the removal of contaminants at a microscopic level is required. Other industrial markets for the Company's process water treatment products and technologies include a wide variety of applications in the automotive, chemical and petrochemical, metal finishing, power generation, oil field and refinery, pulp and paper and mining industries, all of which require improved or customized water in their manufacturing or other industrial processes.

 NORTH AMERICAN WASTEWATER GROUP

  The Company's North American Wastewater Group is a leading provider of systems and services to treat and recycle municipal and industrial wastewater, and for the treatment of drinking water. It also provides liquid hazardous waste treatment and recovery services.

  Products

  The North American Wastewater Group designs, engineers, manufactures and installs equipment and systems for wastewater treatment by municipalities and industrial and commercial customers, and for the treatment of drinking water, utilizing a wide range of treatment technologies, including many of those employed by the Company in process water applications. See "North American Process Water Group--Products". Systems and products also are offered for the treatment of municipal and industrial sludge and biosolids through dewatering, thickening, conditioning, composting and drying techniques. In addition, the Company provides systems to remove solids from liquid streams through the use of self-cleaning bar filter screens, grinders, macerators, conveyors and compactor systems. The Company also supplies material and equipment to wastewater customers for the control and monitoring of hydrogen sulfide odor. Time intervals for installation of completed equipment and systems sold by the North American Wastewater Group can range from six months to two years after acceptance of the Company's bid, depending upon the nature and complexity of the project. Replacement parts and consumables are marketed and sold to North American Wastewater Group customers as well.

  The Company's broad range of technologies enables the North American Wastewater Group to offer industrial customers products and systems for removing from liquid waste streams heavy metals and other inorganic solids, organics, toxic wastes, nitrogen compounds and solids, and free and emulsified grease and oil. The Company's large volume fluid purification systems based on its proprietary CMF membranes are particularly effective in the removal of chlorine-resistant water-borne pathogens for both wastewater and potable water applications, while also providing high tolerance to feed stream variation and requiring minimal use of chemicals and human resources. Evaporation and crystallization technologies are used to clean and recycle wastewater, particularly in zero liquid discharge industrial applications. The Company's significant disinfection and biological treatment capabilities, including fixed-film and suspended growth systems that utilize microorganisms for nitrification and denitrification, specific organic destruction, BOD/COD reduction and nutrient removal, are critical in municipal wastewater and sewage treatment. The Company offers cryptosporidium giardia cyst removal, nitrate removal, reverse osmosis desalination and water softening technologies, as well as intake screens, aerators, clarifiers and disinfection feed equipment to private and municipal providers of drinking water. Biological, chemical, carbon adsorption and fluidized bed technologies are offered to customers which require groundwater remediation systems or landfill leachate treatment. Landfill leachate treatment systems are designed to treat or eliminate wastewater drainage into groundwater and surrounding waterways.

  The North American Wastewater Group manufactures a variety of equipment and products for inclusion in its systems. Components for these systems are also purchased from third party vendors. The Company's principal North American facilities for the manufacture and assembly of wastewater treatment products and systems are located in Madison, Indiana; Bradley, Illinois; Waukesha, Wisconsin; Rothschild, Wisconsin; Thomasville, Georgia; Vineland, New Jersey; Waterboro, South Carolina; Ames, Iowa; Edwardsville, Kansas; Warrendale, Pennsylvania; Billerica, Massachusetts; Sarasota, Florida and Holland, Michigan. These facilities aggregate approximately 1,030,000 square feet, including, in most cases, sales and office space as well as manufacturing capacity. Design and engineering for North American Wastewater Group products is performed at the Warrendale location, as well as at facilities in Naperville, Illinois and Pittsburgh, Pennsylvania. Laboratory and analytical testing, including treatability studies, are conducted at the Warrendale and Rothschild plants, and at Company facilities in Roseville, Minnesota; Parker, Arizona and Vernon, California.

  The Company also manufactures automation and control systems for municipal water and wastewater treatment equipment using liquid level pressure and flow sensors, automatic pump controllers/alternators and remote control technology capabilities at a plant in St. Paul, Minnesota.

  Services

  Contract Operations. The Company provides services under more than 200 municipal and industrial wastewater treatment plant maintenance and operation contracts, including plant start-up assistance, plant operations and maintenance, planning and management, training of plant supervisors, operators and laboratory and maintenance personnel, refining process systems, management systems for process control, and plant diagnostic evaluations and energy audits. The Company also provides specialty repair and cleaning services for industrial wastewater management equipment. The Company's maintenance and operation contracts generally range in length from three to 10 years and often provide the owner of the facility with renewal options. The majority of such contracts are fixed price or lump sum contracts. In addition to operation and maintenance of customer-owned facilities, the Company also offers the option of Company-owned wastewater treatment facilities designed, constructed, owned and operated by the Company adjacent to or within industrial customers' facilities.

  Privatization. The Company is actively involved in the development of privatization initiatives for municipal wastewater treatment facilities. In July 1995, a subsidiary of the Company was the first to acquire a publicly-owned wastewater treatment plant in the United States pursuant to Executive Order 12803 issued in

1992, which was intended to facilitate the privatization of municipal facilities. The agreement provides for a subsidiary of the Company to operate the 4.5 million gallon per day MCD Franklin Wastewater Treatment Plant in Franklin, Ohio for a period of 20 years and to expand the facility as needed to meet future population growth.

  Outsourced Water. The North American Wastewater Group's service business also includes short- and long-term contracts for the construction and operation of customer-owned process water treatment systems, ongoing service and maintenance of existing process water treatment systems and mobile process water treatment services. The Company's outsourcing programs involve standard products and custom-designed systems installed and operated on the customers' sites by the Company's trained service technicians. Service contracts range in length depending on type of service from one to five years and are on a fixed-price basis, subject to adjustments for inflation and other cost increases. The Company also offers customers the opportunity to outsource their water purification requirements through Company-owned and operated on-site water treatment systems. These contracts range in length from three to 20 years. In 1995, the Company formed Treated Water Outsourcing ("TWO"), a joint venture with Nalco Chemical Company ("Nalco"), to finance, build, own and operate process water treatment systems at customer sites under long-term contracts. Nalco, a leader in water chemistry, supplies the chemicals necessary for TWO's water treatment systems, while the Company supplies the capital equipment, design and service functions to meet TWO's customers' needs. TWO has access to Nalco's extensive sales force and customer base. Nalco and the Company each provide advisory and administrative services in order to assist TWO in bid and contract preparation and marketing.

  Resource Recovery. Another component of the Company's service business is its hazardous waste treatment facilities located in Roseville, Minnesota and Vernon, California. The Roseville facility operates a Resource Conservation and Recovery Act ("RCRA") permitted Part B centralized treatment and recovery facility. The Vernon facility operates a similar RCRA Part B facility. These facilities receive and treat wastes generated primarily by the metal finishing industry and printed circuit board manufacturers, and recover from these wastes and sell reusable chemicals and metals. These facilities offer the Company's customers a cost-effective recovery approach that reduces processing costs, the quantity of sludge generated and the environmental exposure associated with industrial waste. The Company also operates a facility in Parker, Arizona, which is authorized under Section 3005 of RCRA for the reactivation of spent carbon. The Company is currently negotiating the final terms and conditions for a RCRA Part B permit for such facility.

  Customer Markets

  Municipalities in North America, Europe, Asia and Latin America are a significant market for systems and products manufactured by the North American Wastewater Group in the United States. Municipal sewage plants often utilize three stages of treatment (primary, secondary and tertiary) before discharge to the environment. The Company offers wastewater and biosolids treatment systems to address those requirements. In addition, the Company's media filtration, reverse osmosis and ion exchange technologies have the capability of adding a fourth stage of treatment of municipal wastewater by removing remaining contaminants to a purity level that allows water to be recycled and reused in industrial applications. These technologies can reduce the impact of industrial growth in communities where water tables are low.

  Systems produced by the North American Wastewater Group are marketed to a variety of industrial customers. Markets include the pulp and paper, chemical, petrochemical, mining, power generation, meat and poultry, food processing, automotive, metal finishing and microelectronics industries. The recycle/reuse systems offered by the Company permit zero liquid discharge applications, providing industrial customers with the ability to circulate treated water back into plant processes, thereby reducing water usage, operating costs and discharges to the environment. The Company also offers outsourced water services to customers in these markets, including financing, operating and maintaining process water treatment systems at customer sites, and providing mobile water treatment services on an emergency or short-term basis. In addition, prepackaged sewage treatment systems are sold to commercial and residential land developers, as well as industrial plants.

  The North American Wastewater Group also sells both custom-engineered and pre-assembled treatment systems to municipal and private providers of drinking water.

 WATERWORKS DISTRIBUTION GROUP

  The Company's Waterworks Distribution Group markets a broad line of water distribution and sewer and stormwater collection equipment and supplies, including underground pipe, pipe fittings, valves, fire hydrants, water meters and other related equipment necessary to underground construction. The Waterworks Distribution Group purchases more than 32,000 products from approximately 2,000 manufacturers and suppliers. Certain products manufactured by the Company also are sold by the Waterworks Distribution Group, as well as through the Company's other sales channels. The Company believes it is one of the largest suppliers of water distribution and sewer products in the United States.

  The Waterworks Distribution Group's products are marketed primarily to contractors and municipalities through a network in the United States of more than 135 service centers located in 30 states. Each service center covers a radius of up to 200 miles, and maintains an inventory of water and sewer products that are sold to the industry at large. More than 95% of orders are filled and shipped from the service centers on the date that the order is requested by the customer. Products are transported to customers through a fleet of more than 500 vehicles, with larger orders being shipped direct from the manufacturer.

  All of the Waterworks Distribution Group's locations are electronically linked through on-line systems. These systems give the individual service centers the ability to utilize inventory located throughout the United States to service their accounts. The system also includes an inventory management system which ensures that sufficient levels of inventory are available at each service center. The Waterworks Distribution Group also offers municipalities on-line computer access that allows the customer to place orders, review quotations, check inventory and shipment status and confirm invoices.

  The Waterworks Distribution Group also provides various services to its customers, including automatic meter reading installations; water meter testing, repair and certification; fire hydrant maintenance and replacement; manhole rehabilitation; pipeline taps; valve installations, repairs, replacement and testing; and on-the-job heavy duty polyethylene fusion capabilities.

 NORTH AMERICAN CONSUMER AND COMMERCIAL GROUP

  Consumer

  The Company's North American Consumer and Commercial Group is a leading manufacturer and distributor of water purification and treatment products to residential customers in North America. The Company's consumer products and services address residential water problems, including the removal of lead, cysts and other health-related contaminants, the elimination of chlorine and unpleasant odors and tastes and the softening of water by the ion exchange process. The North American Consumer and Commercial Group also bottles, sells and delivers five-gallon bottled water to homes and businesses, principally on a route basis. The Company also supplies water filtration products and systems to commercial enterprises.

  The North American Consumer and Commercial Group, through its independent dealers and Company-owned outlets, sells, installs and services a wide range of products which address household water problems. These products include point-of-use filtration units for improving the quality of drinking water, which utilize media filtration, reverse osmosis and/or carbon filter processes. These products are designed to be installed in basements or garages, under sinks or directly at the point of use. The Company also markets a line of point-of-use filtration systems for recreational vehicles. Point-of-use systems are designed to reduce or remove from household water dirt and other sediment, rust, lead, chlorine, sulfur, off-tastes, odors, and other chemicals and microscopic impurities, including parasitic protozoan cysts. In 1988, the Company's Culligan subsidiary became the first to receive certification from the independent National Sanitation Foundation ("NSF") under NSF's standard for residential reverse osmosis drinking water systems. Culligan has since developed many proprietary reverse osmosis systems to improve the quality of drinking water, including the latest model of The Good Water Machine(TM) Drinking Water System that utilizes the reverse osmosis process to filter tap water three times before it comes out of the faucet.

  The North American Consumer and Commercial Group also sells water softening and conditioning equipment and other products installed at the point of entry to a residential water system, designed to soften hard water by reducing or removing minerals through ion exchange technology. Household automatic water softeners and portable exchange water conditioners have constituted a large portion of the business of the Company's Culligan subsidiary since its inception in 1936.

  The North American Consumer and Commercial Group also manufactures and sells a line of water filtration products for sale through department stores, mass retailers and home centers. These products include faucet mount filters, under-counter systems, refrigerator water/ice maker filter systems and a sediment and rust reduction whole-house filtration system. A designer glass pitcher filtration system and monitored faucet mount systems were introduced in the fiscal year ended March 31, 1998 ("fiscal 1998"). The Company's Culligan subsidiary has entered into marketing partnerships with a major appliance manufacturer to provide a refrigerator water/ice maker filtration system and with Moen Incorporated to develop Moen(R) faucet products incorporating the Company's water filtration assemblies.

  The North American Consumer and Commercial Group's more than 750 independent franchised dealers and more than 115 Company-owned businesses serving the North American market provide complete solutions to household water problems through testing, product selection, installation, monitoring and service. Franchised dealers generally purchase all their requirements for water treatment products from the Company, including equipment for sale, rental or use in their portable exchange service programs. Generally, approximately one-half of a franchised dealer's or Company-owned business' revenues are derived from rental and service income from existing customers. The Company also offers financing of systems to residential customers.

  The principal design, manufacturing and assembly facilities for consumer products in North America are located in Northbrook, Illinois; Wesmont, Illinois; Sheboygan, Wisconsin; Regina, Saskatchewan, Canada and Mississauga, Ontario, Canada. These facilities aggregate approximately 730,000 square feet. The Northbrook facility also includes approximately 100,000 square feet of office space and laboratories for testing and analysis of water samples. Household products for the European market are also manufactured and assembled at the Northbrook facility.

  The Company sells water in five-gallon bottles on a route basis through its residential and commercial distribution network, and in a limited number of shopping centers on a walk-up basis. Purified drinking water is produced at over 100 Company-owned, franchised or licensed bottling locations and sold through over 500 dealers and Company-owned branches in the United States. The Company receives royalty payments from its licensed producers and franchised dealers based on sales volume. The North American Consumer and Commercial Group's representatives typically pick up for refill and deliver the five-gallon bottles to a customer's home or office on a regular route. Customers rent the bottled water dispensers from the Company or the franchised dealers. In addition, at a small number of locations in Texas and Florida, the Company also sells purified water by refilling customer-supplied containers at shopping center locations. Consumer water filtration and water-quality related products are also sold at these locations. Through a recent acquisition, the Company also has established a base in the self-fill vend segment in food, drug and convenience stores. The Company currently does not participate to any significant extent in any other segment of the bottled water market.

  The North American Consumer and Commercial Group also assembles and sells water bottling plant equipment, including semi-automatic, adjustable fill tables, bottling machines, injection systems for minerals, chemicals and flavors, and ozone and repressurization post-treatment systems for bacterial control in a 4,800 square foot facility in Santa Ana, California.

  Commercial

  The North American Consumer and Commercial Group designs, manufactures, sells, installs and services a wide range of products to address the water problems of commercial enterprises. These products include filtration systems, reverse osmosis units, water softeners, deionizers and high quality ultrafiltration and microfiltration products capable of producing ultrapure water.

  Commercial users require water treatment systems that remove dissolved minerals, such as calcium, magnesium, iron or manganese, and health-related contaminants from the available water supply and are capable of treating large quantities of water on a cost-effective basis. The Company's commercial products use technologies similar to its residential products, but that afford greater capacity, durability and effectiveness and allow customers increased flexibility for customization. For example, the Company's filters, deionizers and softeners provide food and beverage manufacturers with consistently high quality water enabling them to preserve uniformity of taste and appearance in their products, reduce health-related contaminants and minimize equipment maintenance costs. Other commercial enterprises such as airlines, hotels, restaurants, car washes, laundromats, office buildings and apartment complexes use the Company's products to condition, filter, deionize and otherwise treat large quantities of water.

  The Company's Everpure subsidiary is a leading supplier of water filtration products to the food service industry. Everpure's line of food service water filtration products includes systems for post-mix beverage dispensers, ice machines, coffee makers, steamers and vending machines that are designed to treat all levels of water contamination and to ensure that consumer products such as coffee, soups or ice are of the highest quality. Everpure(R) systems also decrease maintenance costs and extend the life of water-using equipment by removing dirt and other abrasive particles that can damage the internal workings of such equipment. Everpure(R) products are used extensively in many major food and beverage retailers, including McDonalds's(R), Burger King(R) and Starbucks(R), as well as convenience store chains around the world, including 7-Eleven(R) and Circle K(R).

  Sales, installation and service for the commercial market are primarily through the North American Consumer and Commercial Group's distribution network for consumer and commercial products. In addition, there are over 250 distributors and authorized agents in the United States, Western Europe and other locations that distribute Everpure(R) water filtration products and over 30 independent distributors throughout the United States that distribute the Novatech Water Filtration products. Products for the commercial market are manufactured and assembled at the Northbrook, Wesmont, Sheboygan and Mississauga facilities of the North American Consumer and Commercial Group.

 FILTRATION AND SEPARATION GROUP

  The Company's Filtration and Separation Group includes the businesses acquired through the acquisition of Memtec, other than the Memcor division (which is included in the North American Wastewater Group), and also includes the Company's ceramic membrane and metal screens businesses.

  The Filtration and Separation Group designs, engineers, manufactures and markets a broad range of proprietary and standard disposable filters and filter housings for the fine filtration of liquid and gas streams. The Company produces cartridge and bag filters in a variety of configurations using four primary types of filtration media: textile fibers, non-woven sheet, meltblown polymers and proprietary asymmetric membranes. The Company's filters and filter housings are sold primarily into the chemical processing, coatings, oil and gas, food and beverage and electronics markets. They are manufactured at Company facilities in Baltimore, Maryland and Lyon, France.

  The Filtration and Separation Group also designs and manufactures a wide range of fine metallic fiber filter media, elements, housings and valves for applications in environments where extreme heat, pressure or corrosive chemicals are present. These products currently are marketed principally to polymer manufacturers and airbag manufacturers. The Company's metallic fiber filters also are used in catalyst containment; in the filtration and purification of hot gases; in the filtration of ink in ink jet printer cartridges; and in a variety of non-filtration applications. These products are manufactured at an approximately 278,400 square foot facility in DeLand, Florida.

  The Filtration and Separation Group also manufactures and markets a wide range of depth filters, a targeted range of pre-filter cartridges in pleated and wound configurations, proprietary membrane filters and associated filtration products. These filters are manufactured at an approximately 245,600 square foot facility in Bad

Krenzbach, Germany, and are sold primarily into the food and beverage, fine chemicals and pharmaceuticals markets.

  The Company manufactures Membralox(R) ceramic membranes in France and Germany that are used to permit the achievement of selective separations in extreme operating environments.

  The Filtration and Separation Group produces and installs profile wire screens for groundwater applications, oil and gas wells, food processing and coal/mineral processing. These welded, continuous-slot screen products are designed and manufactured at a 188,800 square foot facility in New Brighton, Minnesota as well as facilities in Brisbane, Australia; Ternay, France; Ahmedabad, India; Hyderabad, India; Dublin, Ireland; Yokohama, Japan and Auckland, New Zealand.

 INDUSTRIAL PRODUCTS AND SERVICES GROUP

  The Company's Industrial Products and Services Group is the leading domestic producer of sophisticated high-purity process piping systems for the handling of gases, water and chemicals. The Company also performs retrofits and expansions of these systems for its installed base of customers, typically as recurring contract revenue. Such systems are provided primarily to the microelectronics, pharmaceutical and biotechnology industries, where they are critical to operations. The Company's orders and contracts for these systems range from several thousand to tens of millions of dollars and vary from components and fabricated assemblies to entire manufacturing systems.

  The Industrial Products and Services Group's piping assemblies must meet strict purity and documentation requirements and are typically pre-fabricated at a Company cleanroom and other fabricating facilities or on construction sites in cleanrooms. In order to meet the strict requirements for welding, the Company uses automatic orbital welding machines which employ microprocessors to control all aspects of the welding operation. The Company typically does not manufacture commodity pipes or fittings. The Industrial Products and Services Group offers its customers turnkey and design/build operations, including engineering and design, quality assurance and control and program management services and the manufacturing of specialty components.

  The Industrial Products and Services Group also manufactures a line of surface finishing and preparation systems for use by a variety of industrial customers, including foundries, steel processors, aircraft manufacturing, automobile producers and rubber and plastics producers, in cleaning and finishing metal and other materials. The Company manufactures portable, fully-enclosed units for finishing difficult-to-clean surfaces such as concrete surfaces, ship decks and hulls. These systems capture the emissions particulate generated by such operations, preventing contamination of the environment.

 INTERNATIONAL PROCESS AND WASTEWATER GROUP

  The Company has substantial sales and significant operations outside the United States, principally in Europe, the Asia Pacific region, Latin America and the Middle East. Information regarding the amounts of revenue, operating profit and identifiable assets attributable to each of the Company's geographic areas and export sales is described in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

  Europe, the Middle East and Africa

  Process water and wastewater treatment equipment and systems are designed, engineered, serviced and manufactured at over 50 facilities in more than 15 countries throughout Europe, the Middle East and Africa. This broad presence allows the Company to provide systems that respond to important local differences in environmental legislation, water quality, availability and treatment cost. A wide range of separation processes and treatment technologies are employed in these systems, including most of those utilized by the North American Process Water Group and the North American Wastewater Group in the United States. The Company's systems and products are sold internationally to municipalities for drinking water purification, sewage treatment and sludge handling. The Company also has a wide variety of industrial customers in the pharmaceutical, food and beverage, power generation, metal finishing, chemical, petrochemical and automotive markets. Manufacturing facilities in Europe for industrial and municipal water and wastewater treatment equipment and systems include plants in Tarbes, France; Almelo, the Netherlands; Stoke-on-Trent, United Kingdom; Ransbach-Baumbach, Germany; Soresina, Italy; and Madrid, Spain.

  The Company also provides deionization services for industrial and laboratory users throughout western Europe, operating regeneration plants in the United Kingdom, France, the Netherlands, Germany and Spain. Also as part of its service business in Europe, the Company operates two municipal water treatment plants in Italy serving more than 1.5 million people under long-term contracts.

  Asia Pacific

  Through manufacturing facilities in Australia, Singapore, Taiwan, Japan, and India, and regeneration facilities in Singapore, Malaysia and the Philippines, the Company supplies a variety of process water and wastewater treatment products and services, including SDI, to microelectronics manufacturers and other industrial, commercial and municipal customers in the Asia Pacific region. In addition, water, wastewater and sewage treatment systems designed and manufactured at these locations and in the United States and Europe are marketed through engineering and sales offices in Australia, New Zealand, Singapore, Malaysia, Australia, Indonesia, The Peoples Republic of China, Taiwan, Japan, Korea and India. Accordingly, the Company can offer a full range of project capabilities in the Asia Pacific region, from the supply of standard equipment to design/build and outsourcing projects. In addition to the Company's local engineering and sales offices, the Company's products and systems are marketed throughout the Asia Pacific region through a network of manufacturers' representatives.

  Latin America

  The Company markets process water and wastewater treatment systems engineered and assembled by the North American Process Water Group and the North American Wastewater Group, through sales locations in Mexico, Venezuela, Brazil, Puerto Rico and Argentina. In Mexico, the Company also has a manufacturing facility where pumps and other equipment are made for sale around the world. The Company operates an SDI business that is focused on industrial and commercial customers throughout Mexico. The Company also owns and operates two concessions for wastewater treatment facilities under long term contracts for the cities of Cuernavaca and Yautepec, Mexico. These wastewater systems were designed, manufactured, and installed by the Company.

  Consumer and Commercial Group

  The International Process and Wastewater Group also sells, installs and services a broad range of household and consumer water filtration products through a network of 240 independent dealers and distributors and 70 Company-owned businesses throughout Europe and in other international markets. In addition, the Company's Everpure subsidiary supplies water filtration equipment to the food service industry in most western European countries and Japan. Consumer and commercial water filtration equipment is manufactured by the Company at facilities in Bologna, Italy and Barcelona, Spain. Everpure has facilities in Atsugi, Japan and Hwertic, Belgium that do light assembly and also warehouse and sell products manufactured in the United States.

SALES AND MARKETING

  The Company maintains a worldwide distribution network of sales and service facilities, a global network of manufacturers' representatives and international representatives, and numerous distributors and licensees.

  North American Process Water and Wastewater Groups. Sales and marketing responsibilities for the North American Process Water Group and North American Wastewater Group are divided across five geographic regions in the United States. Each industrial, commercial and municipal sales prospect is reviewed to determine which of the Company's engineering and manufacturing resources should be utilized to best meet the customer's needs. Technical support is available across the Company to assist marketing personnel in working with the end-user to select the appropriate technology for a given application.

  North American Process Water Group products and systems are sold predominantly through a direct sales force. The North American Wastewater Group's sales are made principally through a network of independent manufacturer's representatives. The Company's manufacturer's representatives are independent businesses which are paid on a commission basis and in certain cases have the exclusive right to sell the Company's products and systems in a specified geographical area. The Company provides both engineering and marketing support to its manufacturer's representatives. A portion of the Company's revenues are derived from recommendations by independent engineers and consultants who advise the ultimate customer.

  North American Consumer and Commercial Group. The North American Consumer and Commercial Group distributes and services its products through a network of independent franchised dealers, Company-owned businesses, independent water treatment dealers, plumbing wholesalers, consumer retailers and food, drug and convenience stores operating throughout the United States and Canada. The franchised dealers range from small local operations involving only a few employees to large multiple-site operations. Each franchised dealer and Company-owned business is assigned a primary area of geographic responsibility (typically, a local community or metropolitan area), although the territories are not exclusive. Certain of the franchised dealers and Company-owned business locations, particularly the larger ones, are capable of providing standard and special order products and services to the commercial market. The Company also has a network of distributors and authorized agents for its Everpure(R) water filtration products.

  The Company provides its franchised dealers and branch operations with a variety of services, including training, education and technical assistance. The Company employs technical service engineers who travel throughout the United States assisting with water quality needs. Commercial job specifications and proposals are supported by applications and technical engineers located at the Northbrook facility. In addition, the Company provides the franchised dealers with significant marketing services and support, including an extensive co-operative advertising program. A finance subsidiary of the Company provides intermediate-term loans to franchised dealers for equipment placed on rental or lease.

  International Process and Wastewater Group. Sales of process water and wastewater treatment systems and products outside the United States are conducted through a direct sales force and international representatives. In addition, a number of licensees manufacture and sell certain of the Company's products in Europe, Asia, Africa, Australia and Mexico. The Company provides technical support to these licensees and is either paid a royalty on sales or participates in the sale directly.

  Consumer and commercial water filtration products are distributed throughout Europe and in other international locations through a network of independent dealers and distributors and Company-owned businesses. Water filtration equipment for the food service industry outside the United States is also marketed directly to fast food and convenience store chains and equipment manufacturers.

  Other Groups. The Waterworks Distribution Group's equipment and supplies are marketed by Company-employed salesmen. Salesmen call directly on customers within their assigned territories and work with architects, engineers and government agencies to assist customers in determining their product needs.

  The Filtration and Separation Group's products are distributed through a worldwide network of both independent distributors and Company-employed sales personnel.

  The Industrial Products and Services Group markets its systems principally through a direct sales force. Sales outside the United States may also be made by representatives of partnering companies.

RAW MATERIALS AND SUPPLIES

  Raw materials, primarily steel, plastics, filtration media, ion exchange resins, membranes, cartridges and component parts such as pumps and valves, and products purchased for resale by the Waterworks Distribution Group, are available from a number of sources. The Company has not experienced difficulty in obtaining the materials, components and supplies used in its operations.

BACKLOG AND SEASONALITY

  The Company had the following backlog as of March 31, 1997 and 1998, which includes capital equipment purchase orders and revenues expected to be generated during the next 12 months under certain long-term contracts. The capital equipment orders are scheduled for delivery and installation during the following 12 months and are believed by management to be firm.

                                                                      AMOUNT
       DATE                                                       (IN THOUSANDS)
       ----                                                       --------------
       March 31, 1997............................................    $783,217
       March 31, 1998............................................    $944,869


  The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. There is no material backlog for water distribution equipment and supplies since these orders normally are shipped within one to ten days following receipt of an order. Backlog also is not a meaningful measure of ongoing business in the filtration and separation and the consumer and commercial water businesses.

  Certain of the Company's contracts for engineered products and services provide for progress payments during the engineering and manufacturing period. The balance is due upon acceptance or start-up, or, in the case of most municipal and governmental purchasers, 90 to 180 days after delivery and installation. Demand for most of the Company's products and services is not typically affected by seasonal changes. The Waterworks Distribution Group's operations are affected by winter weather in parts of the United States, and generally can be expected to generate lower sales in the third and fourth fiscal quarters.

PRODUCT DEVELOPMENT; PATENTS, TRADEMARKS AND LICENSES

  In order to provide its customers with cost-effective water treatment solutions, the Company offers a wide variety of filtration and purification technologies. The Company uses its own research and development, augmented by customer-funded, vendor-funded and government-funded research spending, in order to provide its customers with advanced products. In addition, the Company uses its analytical laboratories to perform water analyses and to test the effectiveness of filtration media and techniques in order to enhance the Company's capability to design systems tailored specifically for the particular needs of customers. The Company's product development expenditures for the fiscal years ended March 31, 1996, 1997 and 1998 were approximately $6.5 million, $8.3 million and $15.9 million, respectively.

  The Company currently owns a significant number of patents in the United States and in various countries worldwide. Although the Company believes that the patents and trademarks associated with the Company's various product lines are of value, it does not consider any of them to be essential to its business.

  Trademarks and brand name recognition are important to the Company, particularly in the North American Consumer and Commercial Group. The Company has registered its trademarks and believes that there is significant value associated with them. The loss of the Culligan trademark could have a material adverse effect on the Company.

COMPETITION

  All of the industries in which the Company competes are highly competitive, and most are fragmented, with numerous regional and local participants. There are competitors of the Company in certain industries that are divisions or subsidiaries of companies that have significantly greater resources than the Company.

  The process water and wastewater treatment industry is fragmented, with numerous regional participants in the United States and in countries throughout the world that are limited in their current geographic focus. This fragmentation is primarily due to local differences in water quality and supply, different levels of demand for water resulting from varying concentrations of industry and population, customer relationships and local governmental regulation. Most participants in the water and wastewater treatment industry provide a limited number of treatment technologies, a limited number of products or services, or focus on a particular industry. While the number of industry participants ranges from several large companies to hundreds of small local companies, there are few competitors in the industry that offer a full range of water and wastewater treatment equipment, technologies and services. The Company believes it offers the industry's broadest range of cost-effective treatment systems, services and proven technologies.

  The process water and wastewater treatment industry is highly competitive. The Company knows of no reliable statistics that provide a basis from which to estimate the Company's relative competitive position in these industries. The Company's process water treatment business competes in the United States and internationally principally on the basis of product quality and specifications, technology, reliability, price, customized design and technical qualifications, reputation and prompt availability of local service. The Company's wastewater treatment business competes in the United States and internationally largely on the basis of the same factors, except that pricing considerations can be predominant among competitors that have sufficient technical qualifications, particularly in the municipal contract bid process.

  The residential water industry is also highly competitive and fragmented. The Company competes in this market with companies with national distribution networks, businesses with regional scope and local product assemblers or service companies, as well as retail outlets. The Company believes that there are thousands of participants in the residential water business. The consumer products business competes principally on the basis of price, product quality and "taste," service, distribution capabilities, geographic presence and reputation.

  In connection with the marketing of waterworks distribution equipment and supplies, the Company competes not only with a large number of independent wholesalers and with other distribution chains similar to the Company, but also with manufacturers who sell directly to customers. The principal methods of competition for the Company's waterworks distribution business include prompt local service capability, product knowledge by the sales force and service branch management, and price. Due to the various sources and methods of competition and types of products sold by the Company, the Company knows of no reliable statistics upon which there might be based an estimate of the Company's relative competitive position in this market.

  The Company's filtration and separation business competes in the United States and internationally principally on the basis of price, technical expertise, product quality and responsiveness to customer needs, including service and technical support. The high-purity process piping systems business within the Company's Industrial Products and Services Group competes in the United States and internationally principally on the basis of reputation, previous project experience, the ability to meet system specifications and project deadlines and price. The surface finishing and preparation business within that Group competes principally on the basis of reputation, product offering, service and technical capabilities.

PRODUCT WARRANTIES; INsURANCE

  The Company generally offers one-year product warranties on its equipment, and many of the Company's consumer products carry a limited lifetime warranty. In some instances the warranties may be for shorter or longer periods, consistent with market practices. Performance guarantees apply to most of the Company's systems. The costs incurred by the Company to date under its product warranties and systems guarantees have not been material.

  The Company maintains insurance for itself and its principal United States based and international subsidiaries in amounts and with coverages which the Company believes to be adequate and appropriate for the covered risks.

EMPLOYEES

  As of March 31, 1998, the Company had approximately 18,500 full-time employees assigned to the Company's various worldwide offices and facilities. Certain of the Company's United States employees at 22 plants are covered by collective bargaining agreements, the terms of which expire between June 1998 and November 2003. Certain of the Company's non-United States based employees also are covered by statutory and other contractual arrangements. The Company believes that its relationships with the unions and with its non-represented employees are good.

                              EXECUTIVE OFFICERS

  The following table sets forth certain information regarding the executive officers of the Company:

                NAME                AGE                 POSITION
                ----                ---
 Richard J. Heckmann..............  54  Chairman of the Board of Directors,
                                         Chief Executive Officer and President

 Nicholas C. Memmo................  36  President and Chief Operating Officer--
                                         North American Process Water Group

 Andrew D. Seidel.................  36  President and Chief Operating Officer--
                                         North American Wastewater Group

 Harry K. Hornish, Jr. ...........  53  President and Chief Operating Officer--
                                         Waterworks Distribution Group

 Calvin R. Hendrix................  47  President and Chief Operating Officer--
                                         North American Consumer and Commercial
                                         Group

 Kenneth I. Wellings..............  51  President--U.S. Filter International

 Andrew Denver....................  49  President and Chief Operating Officer--
                                         Filtration and Separation Group

 David J. Shimmon.................  39  President and Chief Operating Officer--
                                         Industrial Products and Services Group

 Thierry Reyners..................  53  President and Chief Operating Officer--
                                         European Water and Wastewater Group

 Kevin L. Spence..................  41  Executive Vice President and Chief
                                         Financial Officer

 Damian C. Georgino...............  37  Executive Vice President, General
                                         Counsel and Corporate Secretary

 Michael J. Reardon...............  44  Executive Vice President and Chief
                                         Administrative Officer

 Tim L. Traff.....................  39  Executive Vice President--Corporate
                                         Development

 James W. Dierker.................  35  Vice President, Controller and
                                         Treasurer

 Michael E. Hulme, Jr. ...........  36  Assistant General Counsel and Assistant
                                         Secretary

  Richard J. Heckmann was elected Chairman of the Board of Directors, Chief Executive Officer and President of the Company on July 16, 1990. Mr. Heckmann was a Senior Vice President at Prudential-Bache Securities in Rancho Mirage, California from January 1982 to August 1990. He joined the U.S. Small Business Administration in 1977 and served as Associate Administrator for Finance and Investment from 1978 to 1979. Prior thereto he was founder and Chairman of the Board of Tower Scientific Corporation, a manufacturer of custom prosthetic devices, which was sold to Hexcel Corporation in 1977. He is also a director of United Rentals, Inc., USA Waste Services, Inc. and K2, Inc.

  Nicholas C. Memmo was appointed President and Chief Operating Officer of the North American Process Water Group of the Company in February 1998. From July 1995 to February 1998, Mr. Memmo served as Executive Vice President--Process Water of the Company and from March 1994 to July 1995, Mr. Memmo served as Senior Vice President and General Manager of U.S. Filter/Ionpure Inc. From December 1992 to March 1994, Mr. Memmo served as Senior Vice President Sales & Marketing of the Company. Mr. Memmo received a B.S. degree in chemical engineering from Drexel University, and completed an M.B.A. program at the John E. Anderson Graduate School of Management at UCLA.

  Andrew D. Seidel was appointed President and Chief Operating Officer--North American Wastewater Group in February 1998, having previously served as Executive Vice President--Wastewater Group since July 1995, and as Senior Vice President--Wastewater Group and General Manager of U.S. Filter, Inc., Warrendale,

Pennsylvania, from September 1993 to July 1995. He had previously served as Vice President--Membralox Group of the Company since December 8, 1992. Mr. Seidel received a B.S. degree in chemical engineering from the University of Pennsylvania, and completed an M.B.A. program at the Wharton School, the University of Pennsylvania in 1990. Mr. Seidel is also a member of the management board of TWO.

  Harry K. Hornish, Jr. was appointed President and Chief Operating Officer-- Waterworks Distribution Group in February 1998, having previously served as Executive Vice President--Distribution Group since February 20, 1997. Beginning in November 1991, Mr. Hornish had served as President of the Utility Supply Group, Inc. ("USG") subsidiary of CertainTeed Corporation ("CertainTeed"), a leading manufacturer of building materials for new construction and remodeling. Mr. Hornish led a buyout of USG from CertainTeed in 1994. Mr. Hornish continued to serve as President of USG until October 25, 1996, when the Company acquired USG. Mr. Hornish holds a B.A. in Political Science and Business Administration from Marshall University. Mr. Hornish is also a director of Cameron Ashley Building Products Inc.

  Calvin R. Hendrix was appointed President and Chief Operating Officer--North American Consumer and Commercial Group in June 1998. Mr. Hendrix had previously served as Group President--North America of Culligan since February 1997. From September 1993 to January 1997, he served as Vice President-- General Manager of the Irrigation Division of The Toro Company, a leader in turf and landscape products and services. For more than five years previous to joining Toro, Mr. Hendrix was President of Thermador Corporation, a major kitchen appliance company; and Group Product Manager with the Frito-Lay division of PepsiCo. Mr. Hendrix received BBA and MBA degrees from the University of North Carolina at Charlotte.

  Kenneth I. Wellings was appointed President--U.S. Filter International in June 1998. Mr. Wellings had previously served as Group President-- International of Culligan since January 1997. From August 1995 to January 1997, Mr. Wellings served as Vice President, International of Culligan and from August 1994 to August 1995, he served as Vice President, European Operations. From 1991 to 1994, he was employed with Culligan as General Manager, Retail Division.

  Andrew Denver was appointed President and Chief Operating Officer-- Filtration and Separation Group in February 1998. In 1987 Mr. Denver joined Memtec Limited as President and Chief Operating Officer, where he was responsible for managing all aspects of Memtec's operation including research and development, manufacturing, marketing and sales. Mr. Denver graduated with Honors in Chemistry from the University of Manchester and achieved a Distinction in his MBA at the Harvard Business School. Mr. Denver was a founding member and Director of the Australian Environment Management Export Corporation (AUSTEMEX) and was inaugural Chairman of the Board for the first two years. He was a founding member and Director of the Environment Management Industry Association of Australia (EMIAA).

  David J. Shimmon was appointed President and Chief Operating Officer-- Industrial Products and Services Group in February 1998. Mr. Shimmon has served as President of Kinetics since March 1996, as Chief Operating Officer and a Director of Kinetics since October 1990, and had served as Chief Financial Officer of Kinetics since 1991 and as Executive Vice President of Kinetics from October 1990 to March 1996.

  Thierry Reyners was appointed President and Chief Operating Officer-- European Water and Wastewater Group in February 1998, having previously served as Executive Vice President--European Group since July 1995, and as Senior Vice President--Europe from March 1994 to July 1995. He had previously been Senior Vice President--European Sales since December 1, 1993, the date the Company acquired Ionpure. Mr. Reyners served as Vice President and General Manager--Europe of Ionpure Technologies Corporation from 1990 to December 1993. Mr. Reyners has a Ph.D. in Organic Chemistry from the Research Institute in Natural Substances, University of Orsay, France and an M.B.A. from INSEAD, Fontainebleau, France.

  Kevin L. Spence was appointed Executive Vice President and Chief Financial Officer of the Company in February 1998, having served as Vice President of the Company since December 1991 and as Chief Financial Officer of the Company since January 1992. Prior to that, Mr. Spence served as Treasurer of the Company from February 17, 1992 until June 9, 1995. Mr. Spence is a certified public accountant and received a B.S. in Business Administration in 1978 from the University of Southern California.

  Damian C. Georgino was appointed Executive Vice President, General Counsel and Corporate Secretary of the Company in February 1998, having served as Vice President, General Counsel and Secretary of the Company since August 1995. From September 1992 through July 31, 1995, he served as General Attorney with Aluminum Company of America ("Alcoa"), where his primary responsibilities included mergers and acquisitions and serving as chief legal counsel for several growing international manufacturing and service businesses. Mr. Georgino received a B.S. degree in economics and political science from Dickinson College in 1982 and received a JD/MBA joint degree from Emory University in 1986.

  Michael J. Reardon was appointed Executive Vice President and Chief Administrative Officer of the Company in February 1998, having served as Executive Vice President of the Company since June 1995, and having previously served as Executive Vice President and Chief Operating Officer, and prior to that as the Chief Financial Officer and Secretary of the Company. From May 1995 to April 1996, Mr. Reardon served as President of Arrowhead Industrial Water, Inc. a subsidiary of the Company. He became President and General Manager of Illinois Water Treatment, Inc., a subsidiary of the Company, in March 1992. Mr. Reardon is a member of the management board of TWO. In June 1978, Mr. Reardon received a B.S. in Business Administration from California State Polytechnic University, and from 1994 to 1995 attended the Kellogg Management Institute, Northwestern University.

  Tim L. Traff was appointed Executive Vice President--Corporate Development in February 1998, having served as a Senior Vice President of the Company since December 1992, and as Vice President--Corporate Development since March 1992. Mr. Traff received a B.S. degree in business economics from the University of Minnesota.

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

ITEM 2--PROPERTIES

  The Company has a global network of approximately 833 sales, service and distribution facilities and 85 manufacturing plants. Because the Company has grown by acquisition, the Company's facilities vary in terms of age and condition, but management generally believes that these facilities are suitable and adequate for their respective operations. Many of the Company's manufacturing facilities operated at or near their productive capacities during fiscal 1998.

  The Company's corporate headquarters is located in a Company-owned office building in Palm Desert, California, with 20,500 square feet of floor space. A description of the Company's other principal facilities is included in Item 1 of this Form 10-K. Approximately 53% of the Company's manufacturing facilities are owned, with the remainder under leases expiring from July 31, 1998 through April 30, 2026, in most cases with Company options to renew. Of the Company's 36 regeneration plants, 12 are owned and the majority of the remainder are held under short-term leases. In most cases, the Company's 85 manufacturing and 36 regeneration plants include sales and service offices. The Company also owns or leases various small production facilities and numerous sales, service and warehousing facilities not described in this Form 10-K. A small number of the Company's facilities are subject to mortgages securing notes payable due in fiscal years 1999 and 2013.

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

                                                                   HIGH   LOW
                                                                   ----   ---
   Fiscal year ended March 31, 1997
     1st Quarter................................................. $23.75 $18.42
     2nd Quarter.................................................  34.75  18.50
     3rd Quarter.................................................  36.25  30.38
     4th Quarter.................................................  39.00  28.88
   Fiscal year ended March 31, 1998
     1st Quarter................................................. $33.38 $25.75
     2nd Quarter.................................................  43.19  26.94
     3rd Quarter.................................................  44.44  27.63
     4th Quarter.................................................  36.44  28.75

  On June 26, 1998, the last reported sales price for the common stock as reported on the New York Stock Exchange Composite Transactions Tape was $26.75 per share. The number of holders of record of the Common Stock on June 26, 1998 was approximately 4,258.

DIVIDENDS

  The Company currently intends to retain earnings to provide funds for the operation and expansion of its business and accordingly does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Any payment of cash dividends on the Common Stock in the future will depend upon the Company's financial condition, earnings, capital requirements and such other factors as the Board of Directors deems relevant. The Company's Amended and Restated Multicurrency Credit Agreement, dated as of October 20, 1997, imposes, and future debt or equity instruments or securities of the Company may impose, restrictions on the Company's ability to pay dividends.

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data of the Company are derived from the Company's audited Consolidated Financial Statements and related Notes thereto. Each fiscal year of the Company is ended March 31. The selected consolidated financial data should be read in conjunction with and is qualified in its entirety by the Company's Consolidated Financial Statements and related Notes thereto and other financial information included elsewhere herein.

                                     FISCAL YEAR ENDED MARCH 31,(1)
                             --------------------------------------------------
                             1994(2)   1995(3)   1996(4)    1997(5)    1998(6)
                             --------  -------  ---------  ---------  ---------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues...................  $620,709  830,765  1,090,745  1,764,406  3,234,580
Cost of sales..............   500,731  658,834    836,973  1,376,615  2,456,173
                             --------  -------  ---------  ---------  ---------
  Gross Profit.............   119,978  171,931    253,772    387,791    778,407
Selling, general and
 administrative expenses...   115,979  131,210    192,387    316,190    573,002
Purchased in-process
 research and development..       --       --         --         --     299,505
Merger, restructuring,
 acquisition and other
 related charges...........       --       --         --       5,581    141,109
                             --------  -------  ---------  ---------  ---------
                              115,979  131,210    192,387    321,771  1,013,616
                             --------  -------  ---------  ---------  ---------
  Operating income (loss)..     3,999   40,721     61,385     66,020   (235,209)
Other income (expenses):
  Interest expense.........    (5,570)  (8,807)   (16,280)   (26,509)   (53,887)
  Other....................    (6,953)   1,611      5,923      3,678      4,900
                             --------  -------  ---------  ---------  ---------
                              (12,523)  (7,196)   (10,357)   (22,831)   (48,987)
                             --------  -------  ---------  ---------  ---------
  Income (loss) before
   income tax expense
   (benefit)...............    (8,524)  33,525     51,028     43,189   (284,196)
Income tax expense
 (benefit).................    (5,751)   8,904     20,329     10,681     15,583
                             --------  -------  ---------  ---------  ---------
  Net income (loss)........  $ (2,773)  24,621     30,699     32,508   (299,779)
                             ========  =======  =========  =========  =========
PER COMMON SHARE DATA: (7)
Basic:
  Net income (loss)........  $  (0.11)    0.68       0.62       0.51      (3.13)
                             ========  =======  =========  =========  =========
  Weighted average number
   of common
   shares outstanding......    31,267   35,198     48,369     64,082     95,909
                             ========  =======  =========  =========  =========
Diluted:
  Net income (loss)........  $  (0.11)    0.66       0.61       0.49      (3.13)
                             ========  =======  =========  =========  =========
  Weighted average number
   of common
   shares outstanding......    31,267   43,707     49,668     66,531     95,909
                             ========  =======  =========  =========  =========
CONSOLIDATED BALANCE SHEET
 DATA (END OF PERIOD):
Working capital............  $113,105  135,079    159,148    515,152    591,776
Total assets...............  $430,206  583,633  1,003,316  2,397,563  3,597,844
Notes payable and long-term
 debt, including current
 portion...................  $ 41,398   65,192     74,848     86,066    710,282
Convertible subordinated
 debt......................  $ 60,000  105,000    200,000    554,000    554,000
Shareholders' equity.......  $171,758  200,548    407,390  1,045,830  1,293,410

--------
(1) The historical consolidated financial data for the fiscal years ended March 31, 1994, 1995, 1996 and 1997 have been restated to include the accounts and operations of Kinetics which was merged with the Company in December 1997, and accounted for as a pooling of interests. Separate results of operations of each of the Company and Kinetics for the years ended March 31, 1994 through March 31, 1998 are presented below:

                                      FISCAL YEAR ENDED MARCH 31
                            -------------------------------------------------
                             1994(2)   1995(3)  1996(4)   1997(5)    1998(6)
                            ---------  ------- --------- ---------  ---------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Company (as previously
 reported)................. $ 475,236  600,832   812,322 1,376,601  3,234,580
Kinetics...................   145,473  229,933   278,423   387,805        --
                            ---------  ------- --------- ---------  ---------
                            $ 620,709  830,765 1,090,745 1,764,406  3,234,580
                            =========  ======= ========= =========  =========
OPERATING INCOME (LOSS)
Company (as previously
 reported)................. $  (2,358)  28,047    45,382    82,913   (235,209)
Kinetics...................     6,357   12,674    16,003   (16,893)       --
                            ---------  ------- --------- ---------  ---------
                            $   3,999   40,721    61,385    66,020   (235,209)
                            =========  ======= ========= =========  =========
NET INCOME (LOSS)
Company (as previously
 reported)................. $  (7,892)  15,267    21,967    46,197   (299,779)
Kinetics...................     5,119    9,354     8,732   (13,689)       --
                            ---------  ------- --------- ---------  ---------
                            $  (2,773)  24,621    30,699    32,508   (299,779)
                            =========  ======= ========= =========  =========
NET INCOME (LOSS) PER
 COMMON SHARE(7):
Basic:
  As previously reported... $   (0.34)    0.50      0.50      0.79      (3.13)
  As restated.............. $   (0.11)    0.68      0.62      0.51      (3.13)
Diluted:
  As previously reported... $   (0.34)    0.50      0.49      0.77      (3.13)
  As restated.............. $   (0.11)    0.66      0.61      0.49      (3.13)

(2) The fiscal year ended March 31, 1994 includes four months of results of Ionpure Technologies Corporation and IP Holding Company ("Ionpure"), acquired December 1, 1993 and accounted for as a purchase. Selling, general and administrative expenses for the year ended March 31, 1994 reflect four months of integration of Ionpure, certain charges totaling $2.4 million related to the rationalization of certain wastewater operations and write-off certain intangibles in the Company's Continental Penfield subsidiary totaling $3.7 million. In addition, the year ended March 31, 1994 includes a charge of $8.9 million to reflect a plan to shutdown and reorganize certain operations of Davis.

(3) The fiscal year ended March 31, 1995 includes the results of operations of Smogless S.p.A., Crouzat S.A., Sation S.A., Seral Erich Alhauser GmbH and the Cereflo ceramic product line from the dates of their respective acquisitions, accounted for as purchases.

(4) The fiscal year ended March 31, 1996 includes the results of operations of The Permutit Company Limited and The Permutit Company Pty Ltd., Interlake Water Systems, Arrowhead Industrial Water Inc. and Polymetrics Inc. from the dates of their respective acquisitions, accounted for as purchases. Selling, general and administrative expenses for the year ended March 31, 1996 includes charges totaling $3.2 million related to the write-down of certain patents and equipment of Zimpro.

(5) The fiscal year ended March 31, 1997 includes the results of operations of USG, WaterPro, WSMG, and PED from the dates of their respective acquisitions, accounted for as purchases. The year ended March 31, 1997 also includes merger expenses of $5.6 million, related to the acquisition of Davis, which was accounted for as a pooling of interests. Costs of goods sold for the year ended March 31, 1997 including charges recorded by Kinetics totaling $26.0 million related to certain unreimbursed project costs. Selling, general and administrative expenses for the year ended March 31, 1997 includes charges totaling $6.8 million for increases in Kinetics allowance for doubtful accounts, the write-off of certain receivables the write-down of certain assets and the establishment of certain accruals.

(6) The fiscal year ended March 31, 1998 includes the results of operations for Memtec from the date of its acquisition on December 9, 1997, accounted for as a purchase. The year ended March 31, 1998 also includes a charge of $299.5 million related to the acquisition from Memtec of certain in-process research and development projects that had not reached technological feasibility and that had no alternative future uses. Additionally, the Company recorded charges totaling $141.1 million related to a restructuring plan that the Company implemented concurrent with the acquisitions of Memtec and Kinetics. Cost of goods sold for the year ended March 31, 1998 includes charges recorded by Kinetics totaling $13.7 million related to certain unreimbursed project costs. Selling, general and administrative expenses for the year ended March 31, 1998 includes charges recorded by Kinetics totaling $3.6 million related to increases in Kinetics allowance for doubtful accounts, the write-off of certain receivables, the write down of certain assets and the establishment of certain accruals.

(7) Net income (loss) per common share amounts are computed in accordance with SFAS 128 after dividends on the Series A Preferred Stock of $.7 million for the fiscal year ended March 31, 1994, $.7 million for the fiscal year ended March 1995 and $.5 million for the Fiscal year ended March 31, 1997 The Series A Preferred Stock was converted into shares of Common Stock in March 1996.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion contained in this Item 7 should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

GENERAL


  Since July 1991, the Company has acquired and integrated more than 150 businesses with substantial expertise in the design and manufacture of systems of the filtration and treatment of water and wastewater. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable to or indicative of results of operation for current or future periods.

RESULTS OF OPERATIONS

  In December 1997 a subsidiary of the Company merged with Kinetics, in a transaction accounted for as pooling of interests. Historical consolidated financial data for the fiscal years ended March 31, 1994 through March 31, 1997 have been restated to reflect this acquisition.

  The following table sets forth for the periods indicated certain items in the Selected Consolidated Financial Data as a percentage of total revenues:

                                                          FISCAL YEAR ENDED
                                                              MARCH 31,
                                                          -------------------
                                                          1996   1997   1998
                                                          -----  -----  -----
   Revenues.............................................. 100.0% 100.0% 100.0 %
   Cost of sales.........................................  76.7%  78.0%  75.9 %
   Gross profit..........................................  23.3%  22.0%  24.1 %
   Selling, general and administrative expenses..........  17.6%  17.9%  17.7 %
   Purchase in-process research and development..........   --     --     9.3 %
   Merger, restructuring, acquisition and other related
    charges..............................................   --     0.3%   4.4 %
   Operating income (loss)...............................   5.6%   3.7%  (7.2)%
   Interest expense......................................   1.5%   1.5%   1.7 %
   Net income (loss).....................................   2.8%   1.8%  (9.3)%

  The following table sets forth a percentage breakdown of the Company's sales by product category for the past three fiscal years:

                                                                 FISCAL YEAR
                                                                    ENDED
                                                                  MARCH 31,
                                                                ----------------
                                                                1996  1997  1998
                                                                ----  ----  ----
   Sales by product category:
     Capital equipment.........................................  50%   52%   46%
     Services and operations...................................  25%   24%   25%
     Distribution..............................................  25%   24%   27%
     Retail and consumer products.............................. --    --      2%

TWELVE MONTHS ENDED MARCH 31, 1998 ("FISCAL 1998") COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1997 ("FISCAL 1997")

  Revenues

  Revenues for fiscal 1998 were $3.2 billion, an increase of $1.4 billion from $1.8 billion for the comparable period of the prior fiscal year. This 83.3% increase was due primarily to acquisitions completed by the Company after fiscal 1997. For fiscal 1998 revenues from capital equipment sales represented 46% of total revenues, while revenues from services and operations represented 25% of total revenues, revenues from distribution represented 27% of total revenues and revenues from retail and consumer products represented 2% of total revenues. The percentage of revenues from capital equipment sales decreased in the current year due to the Company's emphasis on the recurring revenues of the distribution business and the establishment of the higher margin retail and consumer products business.

  Gross Profit

  Gross profit increased 100.7% to $778.4 million for fiscal 1998 from $387.8 million for the comparable period of the prior fiscal year. Total gross profit as a percentage of revenue ("gross margin") was 24.1% for fiscal 1998 compared to 22.0% for the comparable period of the prior fiscal year. The increase in the gross margin can be attributed primarily to the incurrence of certain unreimbursed project costs at Kinetics during fiscal 1997 after restatement for the acquisition of Kinetics in the current period accounted for as a pooling of interests.

  Selling, General and Administrative Expenses

  For fiscal 1998, selling, general, and administrative expenses, excluding purchased in-process research and development and merger, restructuring, acquisition and other related charges ("certain charges"), increased $256.8 million to $573.0 million as compared to the $316.2 million in the comparable period in the prior year. The increase in these expenses can be attributed primarily to the addition of sales and administrative personnel accompanying the Company's acquisitions during the period. During fiscal 1998, selling, general and administrative expenses, excluding certain charges, were 17.7% of revenues compared to 17.9% for the comparable period in the prior year.

  Purchased In-Process Research and Development

  On December 9, 1997, the Company, through a wholly-owned subsidiary, completed its tender offer ("Offer") to purchase all of the outstanding ordinary shares of Memtec. The purchase price was $36.00 per share. The Company acquired certain shares in privately negotiated and open market purchases prior to the Offer resulting in a total cash purchase price of approximately $397.2 million (including transaction costs of $10.6 million). The purchase price was allocated to the assets and liabilities of Memtec based on their estimated respective fair values. The Company also acquired from Memtec certain in-process research and development projects that had not reached technological feasibility and that had no alternative future uses. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which expected future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of such projects. The estimated market value of such in-process research and development (R&D) projects was $299.5 million and was expensed at the acquisition date.

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

  Memcor R&D projects are primarily directed at enhanced microfiltration products capable of cost effectively addressing larger scale applications or more chemically aggressive environments. These R&D projects are at the laboratory to pilot stage of development and require a number of years of additional work before full introduction to the market of a product is likely. Other Memcor R&D projects seek to utilize Memtec's knowledge of electrochemical processes to enter new markets ranging from high quality water production to environmental sensors. These R&D projects are also at the laboratory to pilot stage and similarly require a number of years of additional R&D before a product may be available for launching.

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

  Filterite R&D projects center around its two proprietary technologies--the unique Filterite highly assymetric membrane and the cold melt spinning technology. R&D projects are examining expansion of product offerings from these core technologies. These projects require further materials science laboratory work followed by manufacturing prototyping and tailoring to market applications--a process which will range from eighteen months to several years.

  Seitz R&D is directed at next generation filtration technologies for the food and beverage and chemicals industries drawing on the core technologies of Seitz. These R&D projects are predominantly at the pilot stage, requiring extensive trialing evaluation and development based on the trialing before market launches are possible.

  Failure to complete these R&D projects successfully and on time would open the way for competitors to introduce alternate technologies, with consequent implications for Memtec's revenues. To be successful in most cases, the R&D projects must be developed from laboratory or pilot scale models to full scale products capable of production within a quality accredited manufacturing process. The existing R&D projects are expected to be completed and commercialized over the next ten years with expected R&D and project related expenditures of approximately $275 million over such ten year period. The expenditures will be expensed or capitalized in accordance with generally accepted accounting principles.

  The valuation process distinguished between R&D projects with no alternate uses or values and those with alternate uses. Predominantly all R&D projects are at a stage of development where the progress to date is not applicable to any other use within Memtec nor is it saleable to any third party known to management.

  Merger, Restructuring, Acquisition and Other Related Charges

  As of December 31, 1997, the Company completed the acquisition of Kinetics in a tax-free reorganization, which was accounted for as a pooling of interests. Concurrent with the acquisitions of Kinetics and Memtec, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of

$141.1 million. The plan identifies certain products and technologies acquired in conjunction with the Memtec transaction that supersede products and technologies acquired in earlier acquisitions of membrane related businesses. As a result certain carrying amounts of goodwill and other intangible assets were determined to be impaired by approximately $55.0 million in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining the amount of the impairment of these assets, the Company valued the assets using the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The restructuring plan also included closing or reconfiguring of certain facilities and reducing the work force by approximately 350 employees, most of whom work in the facilities to be closed.

  Included in merger, restructuring, acquisition and other related charges are the following:

                                                                  (IN THOUSANDS)
                                                                  --------------
   Write-down of goodwill and other intangible assets............    $ 54,950
   Asset write-offs, including equipment and facilities..........      47,887
   Merger, integration and other acquisition costs...............      21,135
   Severance and related costs...................................      17,137
                                                                     --------
     Total.......................................................    $141,109
                                                                     ========
   Cash charges..................................................    $ 36,431
   Non-cash charges..............................................     104,678
                                                                     --------
     Total.......................................................    $141,109
                                                                     ========

  After an income tax benefit of $34.5 million, the charges detailed above totaling $440.6 million reduced earnings by $406.1 million. Approximately $15.4 million of merger and restructuring related charges are included in accrued liabilities at March 31, 1998. Additional costs to complete the restructuring plan are not expected to be material.

  The write-down of assets as a result of the restructuring plan (including assets of business' whose products were superseded by Memtec's products) will not have a material affect on the Company's consolidated results of operations in the future.

  Operating Income (Loss)

  For fiscal 1998, the Company recorded an operating loss of $235.2 million as compared to operating income of $66.0 million in the comparable period in the prior year. The operating loss can be attributed to the recording of charges for purchased in-process research and development and merger, restructuring, acquisition and other related charges as detailed above. Before the impact of these charges, operating income for fiscal 1998 was $205.4 million or 6.4% of revenue. For fiscal 1997, operating income before merger expenses was 4.1% of revenues. The improvement in operating margin before certain charges can be attributed primarily to improvements in gross margin as described above.

  Interest Expense

  Interest expense increased to $53.9 million for fiscal 1998 from $26.5 million for the corresponding period in the prior year. Interest expense for fiscal 1998 consisted primarily of interest on the Company's: (i) 6% Convertible Subordinated Notes issued on September 18, 1995 due 2005; (ii) 4.5% Convertible Subordinated Debentures issued on December 11, 1996 due 2001;
(iii) borrowings under Kinetics' long-term line-of-credit; (iv) 8.0% Senior Subordinated Debentures issued by Kinetics; (v) borrowings under Memtec's long-term line-of-credit; (vi) Senior Guaranteed Notes issued by Memtec bearing interest at rates ranging from 7.7% to 8.0%;

(viii) other long-term debt bearing interest at rates ranging from 2.0% to 10.1% and (viii) borrowings under the Company's Senior Credit Facility. At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $48.9 million.

  Income Tax Expense

  Income tax expense increased to $15.6 million in fiscal 1998 from $10.7 million in the corresponding period in the prior year. Before certain charges the Company had income tax expense of $50.1 or an effective tax rate of 32.0% for fiscal 1998 as compared to 24.7% in the corresponding period in the prior year.

  Net Income (Loss)

  For fiscal 1998 net income before certain charges increased $69.8 million to $106.3 million from $36.5 million before certain charges for the same period in the prior year. After certain charges net loss in fiscal 1998 was $299.8 million as compared to net income of $32.5 million for fiscal 1997. Net income per common share for fiscal 1997 and 1998 were as follows:

                                                                   1997   1998
                                                                   ----- ------
       Basic...................................................... $0.51 $(3.13)
       Diluted.................................................... $0.49 $(3.13)

TWELVE MONTHS ENDED MARCH 31, 1997 ("FISCAL 1997") COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1996 ("FISCAL 1996")

  Revenues

  Revenues for fiscal 1997 were $1,764.4 million, an increase of $673.7 million from $1,090.7 for the comparable period of the prior fiscal year. This 61.8% increase was due primarily to acquisitions completed by the Company after fiscal 1996. For fiscal 1997, revenues from capital equipment sales represented 52% of total revenues, while revenues from services and operations represented 24% of total revenues and revenues from distribution represented 24% of total revenues.

  Gross Profit

  Gross profit increased 52.8% to $387.8 million for fiscal 1997 from $253.8 million for the comparable period of the prior fiscal year. Total gross profit as a percentage of revenue ("gross margin") was 22.0% for fiscal 1997 compared to 23.3% for the comparable period of the prior fiscal year. The decrease in gross margin is due primarily to the incurrence of certain unreimbursed project costs at Kinetics during the fiscal year ended March 31, 1997 after restatement for the acquisition of Kinetics in the current period accounted for as a pooling of interests.

  Selling, General and Administrative Expenses

  For fiscal 1997, selling, general, and administrative expenses, excluding merger expenses, increased $123.8 million to $316.2 million as compared to the $192.4 million in the comparable period in the prior year. The increase in these expenses can be attributed primarily to the addition of sales and administrative personnel accompanying the Company's acquisitions after fiscal 1996. During fiscal 1997, selling, general and administrative expenses, excluding Davis merger expenses, were 17.9% of revenues compared to 17.6% for the comparable period in the prior year. The increase was primarily due to Kinetics recording certain charges in selling, general and administrative expenses during the fiscal year ended March 31, 1997 for the write-off of certain receivables, the write-down of certain assets, the increase in Kinetics allowance for doubtful accounts and the establishment of certain accruals. These charges are included in fiscal 1997 after restatement for the acquisition of Kinetics in the current period accounted for as a pooling of interests.

  Excluding Davis merger expenses, operating income as a percentage of revenues decreased to 4.1% for fiscal 1997 from 5.6% for the corresponding period in fiscal 1996 due primarily to the decrease in the gross margin.

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

  Interest Expense

  Interest expense increased to $26.5 million for fiscal 1997 from $16.3 million for the corresponding period in the prior year. Interest expense for fiscal 1997 consisted primarily of interest on the Company's: (i) 5% Convertible Debentures due 2000 (all of which were, as of October 25, 1996, converted into shares of Common Stock); (ii) 6% Convertible Subordinated Notes due 2005 issued on September 18, 1995; (iii) 4.5% Convertible Subordinated Debentures due 2001 issued on December 11, 1996; (iv) 8% Senior Subordinated Notes issued by Kinetics; (v) borrowings under the Company's bank line of credit and (vi) borrowings under Kinetics' line of credit. At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $137.3 million.

  Income Tax Expense

  Income tax expense decreased to $10.7 million in fiscal 1997 from $20.3 million in the corresponding period in the prior year. The Company's effective tax rate for fiscal 1997 was 24.7% as compared to 39.8% in the corresponding period in the prior year. At March 31, 1997, the Company had net operating loss carryforwards of approximately $16.4 million in France for which financial statement benefit was recognized in fiscal 1997.

  Net Income

  For fiscal 1997, net income increased $1.8 million to $32.5 million from $30.7 million for the same period in the prior year. Excluding Davis merger expenses, net income totaled $36.5 million, an increase of 19.1% over fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's Senior Credit Facility. At March 31, 1998, the Company had working capital of $591.8 million including cash and short-term investments of $48.9 million. The Company's long-term debt at March 31, 1998, was $554.0 million consisting of $140.0 million of 6.0% Convertible Subordinated Notes due 2005 and $414.0 million of 4.5% Convertible Subordinated Notes due 2001. The Company also had other long-term debt totaling $135.5 million consisting of $60.0 million of Senior Guaranteed Notes issued by Memtec bearing interest at rates ranging from 7.7% to 8.0% and other long-term debt of $75.5 million bearing interest at rates ranging from 2.0% to 10.1%.

  As of March 31, 1998, the Company had a Senior Credit Facility which provides credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $544.1 million and outstanding letters of credit of $40.7 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.45% above certain Eurocurrency rates or 0.15% above BankBoston's base rate. The Senior Credit Facility is subject to customary and usual terms.

  In connection with the acquisitions of Kinetics and Memtec, the Company assumed through its subsidiaries two additional loan agreements with banks. One agreement provides a revolving line-of-credit with borrowings of up to $100.0 million, of which no amounts were outstanding at March 31, 1998. Borrowings under this agreement bear interest at the bank's reference rate or other interest rate options that the subsidiary may select. The other agreement is a Multi-Option, Multi-Currency Master Facility that provides borrowings of up to $60.0 million, of which $30.7 million was outstanding as of March 31, 1998. Borrowings under this agreement bear interest at LIBOR plus 0.75%. The Company anticipates that it will terminate these two agreements during fiscal 1999.

  Subsequent to the Company's Fiscal year end, on May 15, 1998, the Company issued $500,000,000 6.375% Remarketable or Redeemable Securities due 2011 (Remarketing Date May 15, 2001) and $400,000,000 6.50% Remarketable or Redeemable Securities due 2013 (Remarketing Date May 15, 2003) (collectively, the "ROARS"). The net proceeds from the sale of the ROARS, including a premium payment to the Company by NationsBanc Montgomery Securities LLC, were $913.6 million. The net proceeds were used to repay indebtedness outstanding under the Senior Credit Facility, indebtedness assumed in the acquisition of Memtec, and a portion of the indebtedness assumed in the acquisition of Culligan.

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

  Acquisition Strategy. In pursuit of its strategic objective of becoming the leading global single-source provider of water and wastewater treatment systems and services, the Company has, since 1991, acquired more than 150 United States based and international businesses. The Company plans to continue to pursue acquisitions that expand the segments of the water and wastewater treatment and water-related industries in which it participates, complement its technologies, products or services, broaden its customer base and geographic areas served and/or expand its global distribution network, as well as acquisitions which provide opportunities to further and implement the Company's one-stop-shop approach in terms of technology, distribution or service. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. In addition, the Company's acquisition of Memtec was accomplished through an unsolicited tender offer, and the Company could make other such acquisitions. The level of risk associated with such acquisitions is generally greater because frequently they are accomplished, as was the case with the acquisition of Memtec, without the customary representations or due diligence typical of negotiated transactions. Although the Company generally has been successful in pursuing acquisitions, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

  International Transactions. The Company has made and expects it will continue to make acquisitions and expects to obtain contracts in markets outside the United States. In addition, a substantial portion of the business of a wholly owned subsidiary of the Company includes non-U.S. sales. While these activities may provide important opportunities for the Company to offer its products and services internationally, they also entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, the lack in some jurisdictions of well-developed legal systems, nationalization and possible social, political and economic instability. In particular, the Company has significant operations in Asia which have been and may in the future be adversely affected by current economic conditions in that region. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the Company's revenues and profitability.

  Reliance on Key Personnel. The operations of the Company are dependent on the continued efforts of senior management, in particular Richard J. Heckmann, the Company's Chairman of the Board, President and Chief Executive Officer. The Company has entered into an employment agreement with Mr. Heckmann and the Company is considering employment agreements for other members of senior management, most of whom do not currently have such agreements, although such members have yet to be determined. There can be no assurance that the Company will enter into employment agreements with members of senior management. Should any of the Company's senior managers be unable or choose not to continue in their present roles, the Company's prospects could be adversely affected.

  Profitability of Fixed Price Contracts. A significant portion of the Company's revenues are generated under fixed price contracts. To the extent that original cost estimates are inaccurate, scheduled deliveries are delayed or progress under a contract is otherwise impeded, revenue recognition and profitability from a particular contract may be adversely affected. The Company routinely records upward or downward adjustments with respect to fixed price contracts due to changes in estimates of costs to complete such contracts. There can be no assurance that future downward adjustments will not be material.

  Cyclicality, Seasonality and Possible Earnings Fluctuations. The sale of capital equipment within the water treatment industry is cyclical and influenced by various economic factors including interest rates and general fluctuations of the business cycle. A significant portion of the Company's revenues are derived from capital equipment sales. While the Company sells capital equipment to customers in diverse industries and in global markets, cyclicality of capital equipment sales and instability of general economic conditions, including those currently unfolding in Asian markets, could have a material adverse effect on the Company's revenues and profitability.

  The sale of water and wastewater distribution equipment and supplies is also cyclical and influenced by various economic factors including interest rates, land development and housing construction industry cycles. Sales of such equipment and supplies are also subject to seasonal fluctuation in temperate climates. The sale of water and wastewater distribution equipment and supplies is a significant component of the Company's business. Cyclicality and seasonality of water and wastewater distribution equipment and supplies sales could have a material adverse effect on the Company's revenues and profitability.

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

  In that regard, at a Connecticut ion exchange resin regeneration facility (the "South Windsor Facility") operated by a wholly owned subsidiary of the Company (the "South Windsor Subsidiary"), acquired by the Company in October 1995 from Anjou International Company ("Anjou"), U.S. federal and state environmental regulatory authorities issued certain notices of violation alleging multiple violations of applicable wastewater pretreatment standards. The South Windsor Subsidiary has reached an agreement with the U.S. Attorney's Office and the U.S. Environmental Protection Agency ("USEPA") to settle all agency claims and investigations relating to this matter entering into a plea agreement pursuant to which the South Windsor Subsidiary will plead guilty to a single violation of the Clean Water Act. The settlement includes a payment of $1.36 million, including a criminal penalty of $1.0 million and annual environmental compliance audits at the South Windsor Facility for five years. The Company believes that this settlement will conclude this matter in its entirety; however, the settlement does not include a formal release of all liabilities in this regard. The Company has certain rights of indemnification from Anjou which may be available with respect to this matter pursuant to the laws of the State of New York or the Stock Purchase Agreement dated as of August 30, 1995 among the Company, Anjou and Polymetrics, Inc.

  In addition to the foregoing, the Company's activities as owner and operator of certain hazardous waste treatment and recovery facilities are subject to stringent laws and regulations and compliance reviews. Failure of these facilities to comply with those regulations could result in substantial fines and the suspension or revocation of the facility's hazardous waste permit. The Company serves as contract operator of various municipal and industrial wastewater collection and treatment facilities, which were developed and are owned by governmental or private entities. The Company also operates other facilities, including service deionization centers and manufacturing facilities, that discharge wastewater in connection with routine operations. Under certain service contracts and applicable environmental laws, the Company as operator of such facilities may incur certain liabilities in the event those facilities experience malfunctions or discharge wastewater which does not meet applicable permit limits and regulatory requirements. In some cases, the potential for such liabilities depends upon design or operational conditions over which the Company has limited, if any, control. In other matters, the Company has been notified by the USEPA that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") at certain sites to which the Company or its predecessors allegedly sent waste in the past. It is possible that the Company could receive other such notices under CERCLA or analogous state laws in the future. Based on sites which are currently known to the Company that may require remediation, the Company does not believe that its liability, if any, relating to such sites will be material. However, there can be no assurance that such matters will not be material. In addition, to some extent, the liabilities and risks imposed by environmental laws on the Company's customers may adversely impact demand for certain of the Company's products or services or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's competitive and financial position.

  In 1995, Culligan purchased an equity interest in Anvil Holdings, Inc. As a result of this transaction, Culligan assumed certain environmental liabilities associated with soil and groundwater contamination at Anvil Knitwear's Asheville Dyeing and Finishing Plant (the "Plant") in Swannanoa, North Carolina. Since 1990, Culligan has delineated and monitored the contamination pursuant to an Administrative Consent Order entered into with the North Carolina Department of Environment, Health and Natural Resources related to the closure of an underground storage tank at the site. Groundwater testing at the Plant and at two adjoining properties has shown levels of a cleaning solvent believed to be from the Plant that are above action levels under state guidelines. The Company has begun remediation of the contamination. The Company currently estimates that the costs of future site remediation will range from up to $1.0 million to $1.8 million and that it has sufficient reserves for the site cleanup. The Company anticipates that the potential costs of further monitoring and corrective measures to address the groundwater problem under applicable laws will not have a material adverse effect on the financial position or the results of operations of the Company. However, because the full extent of the required cleanup has not been determined, there can be no assurance that this matter will not have a material adverse effect on the Company's financial position or results of operations.

  Certain of the Company's facilities contain or in the past contained underground storage tanks which may have caused soil or groundwater contamination. At one site formerly owned by Culligan, the Company is investigating, and has taken certain actions to correct, contamination that may have resulted from a former underground storage tank. Based on the amount of contamination believed to have been present when the tank was removed, and the probability that some of the contamination may have originated from nearby properties, the Company believes, although there can be no assurance, that this matter will not have a material adverse effect on the Company's financial position or results of operations.

  Competition. All of the markets in which the Company competes are highly competitive, and most are fragmented, with numerous regional and local participants. There are competitors of the Company in certain markets that are divisions or subsidiaries of companies that have significantly greater resources than the Company. Competitive pressures, including those described above, and other factors could cause the Company to lose market share or could result in significant price erosion, either of which could have a material adverse effect upon the Company's financial position, results of operations and cash flows. See "Business--Competition."

  Potential Risks Related to Water Rights and Water Transfers. The Company recently acquired more than 47,000 acres of agricultural land (the "Properties"), situated in the Southwestern United States, the substantial majority of which are in Imperial County, California (the "IID Properties") located within the Imperial Irrigation District (the "IID"). Substantially all of the Properties are currently leased to third party agricultural tenants, including prior owners of the Properties. The Company acquired the Properties with appurtenant water rights, and is actively seeking to acquire additional properties with water rights, primarily in the Southwestern and Western United States. The Company may seek in the future to transfer water attributable to water rights appurtenant to the Properties, particularly the IID Properties (the "IID Water"). However, since the IID holds title to all of the water rights within the IID in trust for the landowners, the IID would control the timing and terms of any transfers of IID Water by the Company. The circumstances under which transfers of water can be made and the profitability of any transfers are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies. Transfers of IID Water attributable to water rights appurtenant to the IID Properties (the "IID Water Rights") are subject to additional uncertainties. Allocations of Colorado River water, which is the source of all water deliveries to the IID Properties, are subject to limitations under complex international treaties, interstate compacts, U.S. federal and state laws and regulations, and contractual arrangements and, in times of drought, water deliveries could be curtailed by the U.S. government. Further, any transfers of IID Water would require the approval of the U.S. Secretary of the Interior. Even if a transfer were approved, other California water districts and users could assert claims adverse to the IID Water Rights, including but not limited to claims that the IID has failed to satisfy U.S. federal law and California constitutional requirements that IID Water must be put to reasonable and beneficial use. A finding that the IID's water use is unreasonable or nonbeneficial could adversely impact title to the IID Water Rights and the ability to transfer IID Water. Water transferred by the IID to metropolitan areas of Southern California, such as San Diego, currently would be transported through aqueducts owned or controlled by the Metropolitan Water District, a quasi-governmental agency (the "MWD"). The transportation cost for any transfer of IID Water and the volume of water which the MWD can be required to transport at any time are subject to California laws of uncertain application, some aspects of which are currently in litigation. The uncertainties associated with water rights could have a material adverse effect on the Company's future profitability.

  Technological and Regulatory Risks. Portions of the water and wastewater treatment business are characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for the Company's products and services. Changes in regulatory or industrial requirements may render certain of the Company's treatment products and processes obsolete.

Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. The Company's ability to anticipate changes in technological and regulatory standards and to develop successfully and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and to remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for it to remain competitive or that certain of its products will not become obsolete. In addition, the Company is subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to operate properly. The market growth potential of acquired in-process research and development is subject to certain risks, including costs to develop and commercialize such products, the cost and feasibility of production of products utilizing the applicable technologies, introduction of competing technologies and market acceptance of the products and technologies involved.

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

  Municipal Water and Wastewater Business. A significant percentage of the Company's revenues is derived from municipal customers. While municipalities represent an important part of the water and wastewater treatment industry, contractor selection processes and funding for projects in the municipal sector entail certain additional risks not typically encountered with industrial customers. Competition for selection of a municipal contractor typically occurs through a formal bidding process which can require the commitment of resources and greater lead times than industrial projects. In addition, this segment is dependent upon the availability of funding at the local level, which may be the subject of increasing pressure as local governments are expected to bear a greater share of the cost of public services.

  Year 2000 Risks. The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Most of the Company's operating systems with Year 2000 issues have been modified to address those issues; accordingly, management does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. The Company is currently developing a plan intended to assure that its other internal operating systems with Year 2000 issues are modified on a timely basis. Suppliers, customers and creditors of the Company and Culligan also face similar Year 2000 issues. A failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations.

  Impact of Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board ("FASB") issued a new statement titled "Reporting Comprehensive Income". The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating its options for disclosure under this new standard and will implement the statement during its fiscal year ending March 31, 1999.

  In June 1997, FASB also issued a new statement titled "Disclosures about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating its options for disclosure under this new standard and will implement the statement during its fiscal year ending March 31, 1999.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to Part IV, Item 14 of this Annual Report for the information required by Item 8.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report--KPMG Peat Marwick LLP.........................  36
Report of Independent Auditors--Ernst & Young LLP...........................  37
Financial Statements:
  Consolidated Balance Sheets as of March 31, 1997 and 1998.................  38
  Consolidated Statements of Operations for the Years Ended
   March 31, 1996, 1997 and 1998............................................  39
  Consolidated Statements of Shareholders' Equity for the
   Years Ended March 31, 1996, 1997 and 1998................................  40
  Consolidated Statements of Cash Flows for the Years Ended
   March 31, 1996, 1997 and 1998............................................  41
  Notes to Consolidated Financial Statements................................  42
Independent Auditors' Report on Schedule....................................  67
Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........................  68

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
United States Filter Corporation:

  We have audited the accompanying consolidated balance sheets of United States Filter Corporation and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of The Kinetics Group, Inc., a wholly owned subsidiary, as of March 31, 1997, which statements reflect total assets constituting 7 percent in 1997, and total revenues constituting 26 percent and 22 percent in 1996 and 1997, respectively, of the related consolidated totals. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Kinetics Group, Inc., is based solely on the report of the other auditors.

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

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Filter Corporation and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP
Orange County, California
June 1, 1998

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The Kinetics Group, Inc.

  We have audited the consolidated balance sheets of the Kinetics Group, Inc. as of September 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Kinetics Group, Inc. at September 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                                              Ernst & Young LLP

Walnut Creek, California
January 16, 1998

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1997 AND 1998

                                                            1997       1998
                                                         ----------  ---------
                                                            (IN THOUSANDS)
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $  135,144     48,673
  Short-term investments................................      2,158        241
  Accounts receivable, less allowance for doubtful
   accounts of $27,095 at March 31, 1997 and $33,370 at
   March 31, 1998.......................................    572,940    728,486
  Costs and estimated earnings in excess of billings on
   uncompleted contracts................................    130,310    217,935
  Inventories...........................................    245,201    386,100
  Prepaid expenses......................................      8,931     15,481
  Deferred taxes........................................     53,152    131,618
  Other current assets..................................     17,086     47,416
                                                         ----------  ---------
    Total current assets................................  1,164,922  1,575,950
                                                         ----------  ---------
Property, plant and equipment, net......................    319,687    806,475
Investment in leasehold interests, net..................     23,230     21,699
Costs in excess of net assets of businesses acquired,
 net....................................................    788,096  1,027,481
Other assets............................................    101,628    166,239
                                                         ----------  ---------
                                                         $2,397,563  3,597,844
                                                         ==========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $  274,653    335,232
  Accrued liabilities...................................    275,537    434,028
  Current portion of long-term debt.....................     11,956     79,171
  Billings in excess of costs and estimated earnings on
   uncompleted contracts................................     61,441     90,073
  Other current liabilities.............................     26,183     45,670
                                                         ----------  ---------
    Total current liabilities...........................    649,770    984,174
                                                         ----------  ---------
Notes payable...........................................     42,646    574,806
Long-term debt, excluding current portion...............     31,464     56,305
Convertible subordinated debt...........................    554,000    554,000
Deferred taxes..........................................     12,198     51,849
Other liabilities.......................................     61,655     83,300
                                                         ----------  ---------
    Total liabilities...................................  1,351,733  2,304,434
                                                         ----------  ---------
Shareholders' equity:
  Preferred stock, authorized 3,000 shares..............        --         --
  Common stock, par value $.01. Authorized 300,000
   shares; issued and outstanding 80,334 and 107,422 at
   March 31, 1997 and 1998, respectively................        803      1,074
  Additional paid-in capital............................  1,013,734  1,577,847
  Currency translation adjustment.......................    (19,491)   (51,329)
  Retained earnings (accumulated deficit)...............     50,784   (234,182)
                                                         ----------  ---------
    Total shareholders' equity..........................  1,045,830  1,293,410
Commitments and contingencies...........................
                                                         ----------  ---------
                                                         $2,397,563  3,597,844
                                                         ==========  =========

          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                         1996           1997          1998
                                     -------------  ------------  ------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................ $   1,090,745     1,764,406     3,234,580
Costs of sales......................       836,973     1,376,615     2,456,173
                                     -------------  ------------  ------------
    Gross profit....................       253,772       387,791       778,407
                                     -------------  ------------  ------------
Selling, general and administrative
 expenses...........................       192,387       316,190       573,002
Purchased in-process research and
 development........................           --            --        299,505
Merger, restructuring, acquisition
 and other related charges..........           --          5,581       141,109
                                     -------------  ------------  ------------
                                           192,387       321,771     1,013,616
                                     -------------  ------------  ------------
    Operating income (loss).........        61,385        66,020      (235,209)
                                     -------------  ------------  ------------
Other income (expense):
  Interest expense..................       (16,280)      (26,509)      (53,887)
  Interest and other income.........         5,923         3,678         4,900
                                     -------------  ------------  ------------
                                           (10,357)      (22,831)      (48,987)
                                     -------------  ------------  ------------
    Income (loss) before income tax
     expense........................        51,028        43,189      (284,196)
Income tax expense..................        20,329        10,681        15,583
                                     -------------  ------------  ------------
    Net income (loss)............... $      30,699        32,508      (299,779)
                                     =============  ============  ============
Net income (loss) per common share:
    Basic........................... $        0.62          0.51         (3.13)
                                     =============  ============  ============
    Diluted......................... $        0.61          0.49         (3.13)
                                     =============  ============  ============


          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                           PREFERRED STOCK      COMMON STOCK                              RETAINED
                          ------------------  ----------------- ADDITIONAL   CURRENCY     EARNINGS
                          NUMBER OF           NUMBER OF          PAID-IN    TRANSLATION (ACCUMULATED
                           SHARES    AMOUNT    SHARES   AMOUNT   CAPITAL    ADJUSTMENT    DEFICIT)     TOTAL
                          --------- --------  --------- ------- ----------  ----------- ------------ ---------
Balance at March 31,
 1995...................    1,065   $ 25,577    30,054  $   224   151,707      (2,026)       1,603     177,085
Restatement for
 acquisition of Kinetics
 acquired through
 pooling of interests...      --         --      5,804       58    18,984         --         4,421      23,463
                            -----   --------   -------  ------- ---------     -------     --------   ---------
Balance at March 31,
 1995, restated.........    1,065     25,577    35,858      282   170,691      (2,026)       6,024     200,548
Compensation related to
 excess of fair value of
 director stock options
 over exercise price....      --         --        --       --        112         --           --          112
Conversion of preferred
 shares to common
 shares.................     (926)   (22,936)    2,083       14    22,922         --           --          --
Redemption of Series B
 convertible preferred
 stock..................     (139)    (2,641)      --       --     (2,068)        --           --       (4,709)
Issuance of common stock
 in connection with
 acquisitions...........      --         --      2,453       16    36,284         --           --       36,300
Shares issued through
 public offering net of
 offering costs of
 $6,106.................      --         --     10,350       69    97,325         --           --       97,394
Conversion of
 subordinated debt to
 common stock...........      --         --      3,750       25    44,975         --           --       45,000
Dividends paid on
 preferred stock........      --         --        --       --        --          --          (715)       (715)
Exercise of common stock
 options................      --         --        488        3     3,678         --           --        3,681
Issuances of common
 stock to acquire
 assets.................      --         --        224        2     2,974         --           --        2,976
Currency translation
 adjustment.............      --         --        --       --        --        3,862          --        3,862
Shareholders' equity
 transactions of
 Kinetics and other
 entities prior to
 merger.................      --         --        --       --      2,438         --       (10,196)     (7,758)
Net income..............      --         --        --       --        --          --        30,699      30,699
                            -----   --------   -------  ------- ---------     -------     --------   ---------
Balance at March 31,
 1996...................      --         --     55,206      411   379,331       1,836       25,812     407,390
Exercise of common stock
 options................      --         --        659        7     6,081         --           --        6,088
Issuance of common stock
 in connection with
 acquisitions...........      --         --      7,686       76   196,548         --           --      196,624
Issuance of common stock
 to pay off
 indebtedness...........      --         --        271        2     6,741         --           --        6,743
Par value of shares
 issued in connection
 with three-for-two
 stock split............      --         --        --       143      (143)        --           --          --
Shares issued through
 public offering, net of
 offering costs of
 $17,154................      --         --     11,804      118   356,036         --           --      356,154
Conversion of
 subordinated debt to
 common stock...........      --         --      4,389       43    58,535         --           --       58,578
Issuance of common stock
 to acquire assets......      --         --        319        3     5,894         --           --        5,897
Shareholders' equity
 transactions of
 Kinetics and other
 entities prior to
 merger.................      --         --        --       --      4,711         --        (7,536)     (2,825)
Currency translation
 adjustment.............      --         --        --       --        --      (21,327)         --      (21,327)
Net income..............      --         --        --       --        --          --        32,508      32,508
                            -----   --------   -------  ------- ---------     -------     --------   ---------
Balance at March 31,
 1997...................      --         --     80,334      803 1,013,734     (19,491)      50,784   1,045,830
Exercise of common stock
 options................      --         --        506        5     5,536         --                     5,541
Issuance of common stock
 in connection with
 acquisitions...........      --         --     26,536      265   527,955         --           --      528,220
Shareholders' equity
 transactions of
 Kinetics and other
 entities prior to
 merger.................      --         --        --       --     29,480         --        14,813      44,293
Issuance of common stock
 to acquire assets......      --         --         46        1     1,142         --           --        1,143
Currency translation
 adjustment.............      --         --        --       --        --      (31,838)         --      (31,838)
Net loss................      --         --        --       --        --          --      (299,779)   (299,779)
                            -----   --------   -------  ------- ---------     -------     --------   ---------
Balance at March 31,
 1998...................      --    $    --    107,422  $ 1,074 1,577,847     (51,329)    (234,182)  1,293,410
                            =====   ========   =======  ======= =========     =======     ========   =========

          See accompanying notes to consolidated financial statements.

               UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                    1996      1997      1998
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)............................... $ 30,699    32,508  (299,779)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Deferred income taxes.........................   (4,932)    1,732   (27,308)
   Depreciation..................................   25,224    35,969    64,682
   Amortization..................................    7,245    14,674    28,322
   Write-off of purchased in-process research and
    development and goodwill.....................      --        --    352,025
   Provision for doubtful accounts...............    5,929     5,536     7,620
   (Gain) loss on sale or disposal of property
    and equipment................................     (260)      (15)   11,549
   Stock and stock option compensation...........      112       --        --
   Increase in closure reserves and write-off of
    intangible assets............................      768       --        --
   Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable....  (39,603)  (23,364)   16,736
   Increase in costs and estimated earnings in
    excess of billings on uncompleted contracts..   (8,471)  (53,302)  (37,337)
   Increase in inventories.......................   (5,468)  (29,136)  (30,500)
   Increase in prepaid expenses and other assets.   (5,359)  (43,913)  (46,658)
   Increase in accounts payable and accrued
    expenses.....................................    4,473    37,885     4,890
   Increase (decrease) in billings in excess of
    costs and estimated earnings on uncompleted
    contracts....................................   (2,110)    8,182   (10,154)
   Increase (decrease) in other liabilities......   (1,612)   (2,564)    2,063
                                                  --------  --------  --------
     Net cash provided by (used in) operating
      activities.................................    6,635   (15,808)   36,151
                                                  --------  --------  --------
Cash flows from investing activities:
 Investment in leasehold interests...............   (8,347)      --        --
 Purchase of property, plant and equipment.......  (38,335)  (56,834) (127,592)
 Proceeds from disposal of equipment.............    7,670     6,301     7,500
 (Purchase) sale of short-term investments.......    9,871      (374)    1,923
 Payment for purchase of acquisitions, net of
  cash acquired.................................. (206,936) (586,059) (461,174)
                                                  --------  --------  --------
     Net cash used in investing activities....... (236,077) (636,966) (579,343)
                                                  --------  --------  --------
Cash flows from financing activities:
 Net proceeds from sale of common stock..........   97,783   356,154       --
 Net proceeds from sale of convertible
  subordinated debt..............................  136,249   403,650       --
 Proceeds from exercise of common stock options..    3,681     6,088     5,541
 Principal payments of debt......................  (71,909)  (13,393)  (51,885)
 Dividends paid on common and preferred stock....   (9,988)   (3,901)      (50)
 Payment to repurchase Series B preferred stock..   (4,709)      --        --
 Net proceeds from borrowings on notes payable...   76,990    11,590   503,115
                                                  --------  --------  --------
     Net cash provided by financing activities...  228,097   760,188   456,721
                                                  --------  --------  --------
     Net increase (decrease) in cash and cash
      equivalents................................   (1,345)  107,414   (86,471)
Cash and cash equivalents at beginning of year...   29,075    27,730   135,144
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 27,730   135,144    48,673
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for interest.......... $ 16,463    21,472    45,548
                                                  ========  ========  ========
 Cash paid during the year for income taxes...... $ 11,275    14,936    24,882
                                                  ========  ========  ========
Noncash investing and financing activities
 consisted of the following:
 Common stock issued:
   Conversion of subordinated debt............... $ 45,000    60,000       --
   Purchase of property or equipment.............    2,976     5,897     1,143
 Property, plant and equipment exchanged for
  receivables....................................    5,318       --        --
                                                  --------  --------  --------
                                                  $ 53,294    65,897     1,143
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the financial statements of United States Filter Corporation and wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

 Method of Accounting for Contracts

  The accounting records of the Company are maintained and income is reported for financial reporting and income tax purposes for long-term contracts under the percentage-of-completion method of accounting. Under this method, an estimated percentage for each contract, based on the cost of work performed to date that has contributed to contract performance compared to the total estimated cost, is applied to the contract price and recognized as revenue. Provision is made for the entire amount of future estimated losses on contracts in progress in the period such losses are determined. Claims for additional contract compensation due the Company are not reflected in the accounts until the year in which such claims are allowed, except where contract terms specifically provide for certain claims.

  Contract costs include all direct material and labor and indirect costs related to contract performance. General and administrative expenses are charged to expense as incurred.

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

FOREIGN CURRENCY TRANSLATION

  Assets and liabilities denominated in a functional currency other than U.S. dollars are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of shareholders' equity. Transaction gains and losses included in net income (loss) are immaterial. The effects of exchange rate changes on cash are immaterial as of March 31, 1997 and 1998 and for each of the years in the three year period ended March 31, 1998.

INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the respective assets which range from three to 25 years. Leasehold improvements are amortized on the straight-line method over the lesser of their estimated useful lives or the related lease term.

COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

  Costs in excess of net assets of businesses acquired are amortized on the straight-line method over a 20- to 40-year life. The Company evaluates the recoverability of these costs based upon expectations of non-discounted cash flows of each subsidiary.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  Investments in unconsolidated joint ventures are accounted for using the equity method. The Company's share of earnings or losses from these joint ventures is reflected in income and dividends are credited against the investment when received.

NET UNAMORTIZED DEBT ISSUANCE COSTS

  Net unamortized debt issuance costs, aggregating $16.9 million and $11.2 million at March 31, 1997 and 1998, respectively, have been deferred and are being amortized over the term of the related debt ranging from five to ten years.

WARRANTIES

  The Company's products are generally warrantied against defects in material and workmanship for a period of one year. The Company has accrued for estimated future warranty costs.

ENVIRONMENTAL EXPENDITURES

  Expenditures for environmental protection are expensed or capitalized, as appropriate. Costs associated with remediation activities are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

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

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


INCOME (LOSS) PER COMMON SHARE

  Income (loss) per common share is computed based on the weighted average number of shares outstanding and in accordance with SFAS No. 128 "Earnings Per Share". Dilutive securities consisting of convertible preferred stock, convertible subordinated debt and common stock options are included in the computation of income (loss) per diluted share when their effect is dilutive. Accordingly, "Basic EPS" and "Diluted EPS" were calculated as follows:

                                      1996          1997            1998
                                  -------------  ------------   -------------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC
Net income (loss) applicable to
 common shares..................  $      30,699       32,508         (299,779)
Dividends on preferred stock....           (536)         -- ***           -- ***
                                  -------------  -----------    -------------
                                  $      30,163       32,508         (299,779)
                                  =============  ===========    =============
Weighted average common shares
 outstanding....................         48,369       64,082           95,909
                                  =============  ===========    =============
Basic income (loss) per common
 share..........................  $        0.62         0.51            (3.13)
                                  =============  ===========    =============
DILUTED
Net income (loss) applicable to
 common shares..................  $      30,163       32,508         (299,779)
Add:
  Effect on net income (loss) of
   conversions of convertible
   subordinated debt............            -- *         -- *             -- *
                                  -------------  -----------    -------------
Adjusted net income (loss)
 applicable to common shares....       $ 30,163       32,508         (299,779)
                                  =============  ===========    =============
Weighted average common shares
 outstanding....................         48,369       64,082           95,909
Add:
  Exercise of options...........          1,299        2,449              -- **
  Assumed conversion of
   subordinated debt............            -- *         -- *             -- *
                                  -------------  -----------    -------------
Adjusted weighted average common
 shares outstanding.............         49,668       66,531           95,909
                                  =============  ===========    =============
Diluted income (loss) per common
 share..........................  $        0.61         0.49            (3.13)
                                  =============  ===========    =============

--------
* The calculation of diluted EPS for the years ended March 31, 1996, 1997 and 1998 does not assume conversion of subordinated debt as its effect would be antidilutive to income (loss) per common share.

** The calculation of diluted EPS for the year ended March 31, 1998 does not assume the exercise of options as the effect would be antidilutive to loss per common share. Under the treasury stock method, the exercise of all outstanding options would have increased the weighted average number of shares by 2,449 for the year ended March 31, 1998.

*** On March 4, 1996, the preferred shareholder tendered its Series A
    Preferred Stock for conversion into Company common stock thus eliminating further dividends.

RECLASSIFICATIONS

  Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

(2) CASH AND CASH EQUIVALENTS

  Cash equivalents consist of demand deposits and certificates of deposit with original maturities of 90 days or less.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(3) SHORT-TERM INVESTMENTS

  Short-term investments consist of highly liquid municipal issues available for sale with original maturities of more than 90 days when purchased, and are carried at amortized cost, which approximates market value.

(4) INVENTORIES

  Inventories at March 31, 1997 and 1998 consist of:

                                                                 1997     1998
                                                               --------- -------
                                                                (IN THOUSANDS)
   Raw materials.............................................. $  56,830 108,870
   Work-in-process............................................    58,619  92,089
   Finished goods.............................................   129,752 185,141
                                                               --------- -------
                                                               $ 245,201 386,100
                                                               ========= =======

(5) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at March 31, 1997 and 1998 consist of:

                                                             1997       1998
                                                           ---------  ---------
                                                             (IN THOUSANDS)
   Land................................................... $  20,697    250,668
   Buildings and improvements.............................   110,925    262,520
   Equipment..............................................   199,240    333,190
   Furniture and fixtures.................................    65,415    102,108
   Vehicles...............................................    14,477     21,449
   Construction in progress...............................    18,668     35,714
                                                           ---------  ---------
                                                             429,422  1,005,649
   Less accumulated depreciation..........................  (109,735)  (199,174)
                                                           ---------  ---------
                                                           $ 319,687    806,475
                                                           =========  =========

(6) INVESTMENT IN LEASEHOLD INTERESTS

  The Company has concession agreements to operate wastewater treatment plants in Mexico. The terms of the concessions are approximately 15 to 18 years, as amended, and include monthly payments to be received by the Company at various prices per cubic meter of sewage treated at the facilities based upon the Company's initial investments, fixed operating expenses and variable operating expenses. The Company is amortizing the investments on a straight-line basis over the terms of the concessions. Accumulated amortization at March 31, 1997 and 1998 totaled $3.2 million and $4.7 million, respectively. The investments are stated at cost which is not impaired based on projected non-discounted future cash flows.

(7) COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

  Costs in excess of net assets of businesses acquired and accumulated amortization at March 31, 1997 and 1998 consists of the following:

                              1997       1998
                            ---------  ---------
                              (IN THOUSANDS)
   Costs in excess of net
    assets of businesses
    acquired............... $ 811,054  1,073,155
   Less accumulated
    amortization...........   (22,958)   (45,674)
                            ---------  ---------
                            $ 788,096  1,027,481
                            =========  =========

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(8) OTHER ASSETS

  Other assets at March 31, 1997 and 1998 consist of:

                                                                 1997     1998
                                                               --------- -------
                                                                (IN THOUSANDS)
   Investment in joint ventures at equity..................... $  10,645   7,761
   Long-term receivables and advances.........................     7,837   4,953
   Other assets at amortized cost:
     Developed technology.....................................       --   56,587
     Deferred debt costs......................................    16,939  11,154
     Operating permits and development costs..................     5,994  10,054
     Patents..................................................     3,074   4,990
     Other....................................................    57,139  70,740
                                                               --------- -------
                                                               $ 101,628 166,239
                                                               ========= =======

  The above amounts reflect accumulated amortization of $3.8 million and $7.4 million at March 31, 1997 and 1998, respectively.

(9) ACQUISITIONS

 Fiscal 1998 Acquisitions

  As of December 31, 1997, a wholly-owned subsidiary of the Company completed the acquisition of The Kinetics Group, Inc. ("Kinetics") in a tax-free reorganization. In connection with the acquisition, the Company issued 5,803,803 shares of the Company's common stock for all of the outstanding common stock of Kinetics (0.5824 share of the Company's common stock for each outstanding share and each outstanding option or other right to acquire a share of Kinetics common stock). In addition, the Company assumed approximately $50.0 million of third party institutional debt.

  Kinetics, based in Santa Clara, California, is a provider and manufacturer of sophisticated high-purity process piping systems and is also a leading integrator in the United States of high-purity water, fluid and gas handling systems that are critical to the pharmaceutical, biotechnology and micro electronics industries.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of Kinetics. In restating the Company's historical financial statements for the pooling of interests with Kinetics, the Company's balance sheet as of March 31, 1997 was combined with Kinetics audited balance sheet as of September 30, 1997. The results of the Company for the fiscal year ended March 31, 1997 were combined with historical results of Kinetics for the year ended September 30, 1997; historical results of the Company for the year ended March 31, 1996 were combined with historical results of Kinetics for the year ended September 30, 1996. Accordingly, results of Kinetics for the six month period ended September 30, 1995 (including revenue of $106.9 million and net income of $2.8 million) are not included in the combined results of operations presented herein. Concurrent with the Company's merger, Kinetics year end was recast to March 31. Accordingly, results of Kinetics for the six month period ended September 30, 1997 (including revenue of $227.4 million and a net loss of $8.5 million) are included in both the restated historical results for the year ended March 31, 1997 and the results for the year ended March 31, 1998. Separate results of operations of the combined entities for the years ended March 31, 1996 and 1997 are as follows:

                                                                YEAR ENDED
                                                                MARCH 31,
                                                           --------------------
                                                              1996      1997
                                                           ---------- ---------
                                                              (IN THOUSANDS)
Revenues:
  U.S. Filter (as previously reported).................... $  812,322 1,376,601
  Kinetics................................................    278,423   387,805
                                                           ---------- ---------
      Combined............................................ $1,090,745 1,764,406
                                                           ========== =========
Net income (loss):
  U.S. Filter (as previously reported)....................     21,967    46,197
  Kinetics................................................      8,732   (13,689)
                                                           ---------- ---------
      Combined............................................ $   30,699    32,508
                                                           ========== =========
Net income per common share:
  Basic:
    As previously reported................................ $     0.50      0.79
                                                           ========== =========
    As restated........................................... $     0.62      0.51
                                                           ========== =========
  Diluted:
    As previously reported................................ $     0.49      0.77
                                                           ========== =========
    As restated........................................... $     0.61      0.49
                                                           ========== =========

Separate unaudited results of operations of U.S. Filter and Kinetics for the period during the year ended March 31, 1998 proceeding the mergers between U.S. Filter and Kinetics are included in the Consolidated Statement of Operations for the year ended March 31, 1998 as follows:

                                                             REVENUES  NET LOSS
                                                            ---------- --------
U.S. Filter................................................ $2,009,767 (325,791)
Kinetics...................................................    336,786  (11,510)
                                                            ---------- --------
  Nine Months ended December 31, 1997...................... $2,346,553 (337,301)
                                                            ========== ========

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Merger expenses incurred to consummate the Kinetics transaction totaled $4.3 million consisting of investment banking, printing, stock transfer, legal, accounting, governmental filing fees and certain other transaction costs and are included in merger, restructuring, acquisition and other related charges in the accompanying Consolidated Statement of Operations for the year ended March 31, 1998.

  On December 9, 1997, the Company, through a wholly-owned subsidiary, completed its tender offer ("Offer") to purchase all of the outstanding ordinary shares of Memtec Limited ("Memtec"). The total cash purchase price was $397.2 million (including transaction costs of $10.6 million). Memtec is incorporated under the law of the State of New South Wales, Australia and has worldwide operations. Memtec is a leader in the designing, engineering, manufacturing and marketing of an extensive range of filtration products and systems, focusing on two principal areas of the filtration market: industrial filtration and water filtration. Memtec had revenues of approximately $243.6 million and net income of approximately $7.5 million for the year ended June 30, 1997. The purchase price was allocated to the assets and liabilities of Memtec based on their estimated respective fair values. The value of developed technology was approximately $57.2 million, and is being amortized on a straight-line basis over 25 years. The value of other intangible assets including patents, trademarks, license and distribution fees was approximately $7.3 million, and is being amortized over periods ranging from 5 to 12 years.

  The Company also acquired from Memtec certain in-process research and development projects that had not reached technological feasibility and that had no alternative future uses. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which expected future cash flows were discounted using rates ranging from 31.9% to 45.9%. The discount rates were determined by various internal and external factors including general economic and industry economic conditions, cost and availability of capital, product completion and technology risk, competition and market acceptance. The future cash flows were based on significant estimates of revenues, cost of goods sold, operating expenses, research and development expenses, capital expenditures, depreciation and interest charges on financed capital expenditures over the next ten years. The estimates of these items included significant assumptions regarding (i) revenue growth, which was assumed to grow from no revenue in the current period for the projects currently in-process to substantially all of the revenue for the Memtec subsidiary over the ten year period as the projects in-process supplant or supersede the current Memtec product offerings; (ii) gross margin, which is projected to improve approximately 5% by the end of the ten year period as the new projects with higher gross margins supplant or supersede the current Memtec product offerings; (iii) operating expenses as a percentage of sales, which were projected to be 20%. The estimated market value of such in-process research and development projects was $299.5 million and was expensed at the acquisition date. The allocation of the purchase price of Memtec is final and is not expected to change materially subsequent to March 31, 1998.

  The acquisition of Memtec has been accounted for as a purchase and, accordingly, the results of Memtec's operations have been included in the consolidated financial statements of the Company from the date of acquisition. Summarized below are the unaudited pro forma results of operations of the Company as though Memtec had been acquired as of April 1, 1997:

                                                                  1998
                                                          ---------------------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
   Revenues..............................................      $ 3,403,083
                                                               ===========
   Net loss..............................................      $  (309,170)
                                                               ===========
   Net loss per common share:
     Basic...............................................      $     (3.22)
                                                               ===========
     Diluted.............................................      $     (3.22)
                                                               ===========

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


   Concurrent with the merger with and into Kinetics and the acquisition of Memtec, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $141.1 million. The plan identifies certain products and technologies acquired in conjunction with the Memtec transaction that supersede products and technologies acquired in earlier acquisitions of membrane related businesses. As a result certain carrying amounts of goodwill and other intangible assets were determined to be impaired by approximately $55.0 million in accordance with SFAS No. 121, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining the amount of the impairment of these assets, the Company valued the assets using the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The restructuring plan also included closing or reconfiguring of certain facilities and reducing the work force by approximately 350 employees, most of whom work in the facilities to be closed.

   Included in merger, restructuring, acquisition and other related charges are the following:

                                                                  (IN THOUSANDS)
   Write-down of goodwill and other intangible assets...........     $ 54,950
   Asset write-offs, including equipment and facilities.........       47,887
   Merger, integration and other acquisition costs..............       21,135
   Severance and related costs..................................       17,137
                                                                     --------
     Total merger, restructuring, acquisition and other related
      charges...................................................     $141,109
                                                                     ========
   Cash charges.................................................     $ 36,431
   Non-cash charges.............................................      104,678
                                                                     --------
                                                                     $141,109
                                                                     ========

  Approximately $15.4 million of merger and restructuring related charges are included in accrued liabilities at March 31, 1998. Additional costs to complete the restructuring plan are not expected to be material. After an income tax benefit of $34.5 million, the charges detailed above totaling $440.6 million reduced earnings by $406.1 million.

  During the year ended March 31, 1998, the Company completed other acquisitions with an aggregate purchase price, including acquisition costs, of approximately $861.0 million, consisting of $80.0 million in cash and the delivery of approximately 26,515,000 shares of Company common stock. The excess of fair value of net assets acquired was approximately $263.8 million, and is being amortized on a straight-line basis over 40 years.

 Fiscal 1997 Acquisitions

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

  The acquisition of USG has been accounted for as a purchase and, accordingly, the results of operations of USG are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $18 million, and is being amortized on a straight-line basis over 40 years.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

  The acquisition of WaterPro has been accounted for as a purchase and, accordingly, the results of operations of WaterPro are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $29 million, and is being amortized on a straight-line basis over 40 years.

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

  WSMG provides a broad range of water and wastewater engineering, technology and systems. The acquisition of WSMG has been accounted for as a purchase and, accordingly, the results of operations of WSMG are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $308 million and is being amortized on a straight-line basis over 40 years.

  On January 6, 1997, pursuant to a Purchase and Sale Agreement dated October 7, 1996, between the Company and United Utilities PLC ("Seller"), the Company completed the acquisition of the capital stock of certain other subsidiaries, collectively, the Process Equipment Division ("PED") of Seller. The purchase price for the acquisition of PED, including acquisition costs, was approximately $166 million in cash and 1,320,312 shares of Company stock.

  PED provides a broad range of water and wastewater engineering, technology and systems. The acquisition of PED has been accounted for as a purchase and, accordingly, the results of operations of PED are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $108 million and is being amortized on a straight-line basis over 40 years.

  Supplementary information related to the acquisitions of USG, WaterPro, WSMG and PED is as follows:

                                                                        (IN
                                                                     THOUSANDS)
   Assets acquired.................................................. $1,018,537
   Liabilities assumed..............................................   (318,059)
   Common stock issued..............................................   (139,025)
                                                                     ----------
   Cash paid........................................................    561,453
   Fees and expenses................................................      3,001
   Less cash acquired...............................................    (11,039)
                                                                     ----------
     Net cash paid.................................................. $  553,415
                                                                     ==========

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Summarized below are the unaudited pro forma results of operations of the Company as though Memtec, USG, WaterPro, WSMG and PED had been acquired on April 1, 1996:

                                                                   1997
                                                           ---------------------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
   Revenues...............................................      $2,743,614
                                                                ==========
   Net income.............................................      $   37,637
                                                                ==========
   Net income per common share:
     Basic................................................      $     0.48
                                                                ==========
     Diluted..............................................      $     0.46
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

(10) CONTRACT BILLING STATUS

  Information with respect to the billing status of contracts in process at March 31, 1997 and 1998 is as follows:

                                                           1997        1998
                                                        ----------  ----------
                                                           (IN THOUSANDS)
   Contract costs incurred to date..................... $  971,292   1,348,386
   Estimated profits...................................    160,949     255,347
                                                        ----------  ----------
   Contract revenue earned to date.....................  1,132,241   1,603,733
   Less billings to date............................... (1,063,372) (1,475,871)
                                                        ----------  ----------
   Cost and estimated earnings in excess of billings,
    net................................................ $   68,869     127,862
                                                        ==========  ==========

  The above amounts are included in the accompanying consolidated balance sheets as:

   Costs and estimated earnings in excess of billings
    on uncompleted contracts........................... $  130,310     217,935
   Billings in excess of costs and estimated earnings
    on uncompleted contracts...........................    (61,441)    (90,073)
                                                        ----------  ----------
                                                        $   68,869     127,862
                                                        ==========  ==========

  Accounts receivable include retainage which has been billed, but is not due pursuant to retainage provisions in construction contracts until completion of performance and acceptance by the customer. This retainage aggregated $21.7 million and $16.1 million at March 31, 1997 and 1998, respectively. Substantially all retained balances are collectible within one year.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(11) LONG-TERM DEBT

  Long-term debt at March 31, 1997 and 1998 consists of the following:

                                                              1997     1998
                                                            --------  -------
                                                             (IN THOUSANDS)
   Mortgage notes payable, secured by land and buildings,
    interest rates ranging from 2.0% to 10.0%, due in 1999
    through 2013..........................................  $ 13,304   11,676
   Guaranteed bank notes, interest rates ranging from 2.0%
    to 9.2%, due in 1999 through 2004.....................     1,631   61,416
   Unsecured notes payable, interest rates ranging from
    3.8% to 10.1%, due in 1999 through 2008...............    24,954   62,384
   Other..................................................     3,531      --
                                                            --------  -------
                                                              43,420  135,476
   Less current portion...................................   (11,956) (79,171)
                                                            --------  -------
                                                            $ 31,464   56,305
                                                            ========  =======

  The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 1998 are as follows: 1999, $79.2 million; 2000, $13.9 million; 2001, $9.1 million; 2002, $7.1 million; 2003, $4.2 million; and thereafter, $22.0 million.

  The Company has a long-term, unsecured revolving line of credit with a bank of up to $750.0 million, of which $544.1 million was outstanding at March 31, 1998 and is included in notes payable in the accompanying consolidated balance sheet. The line of credit expires December 2001 and bears interest at 0.15% above the bank's base rate or at variable rates of up to 0.45% above certain Eurocurrency rates. The line of credit is subject to certain covenants for which the Company was in compliance at March 31, 1998. At March 31, 1998, $40.7 million of standby letters of credit were issued under this line of credit.

  In connection with the acquisitions of Kinetics and Memtec, the Company assumed through its subsidiaries two additional loan agreements with banks. One agreement provides a revolving line-of-credit with borrowings of up to $100.0 million, of which no amounts were outstanding at March 31, 1998. Borrowings under this agreement bear interest at the banks reference rate or other interest rate options that the subsidiary may select. The other agreement is a Multi-Option, Multi-Currency Master Facility that provides borrowings of up to $60.0 million, of which $30.7 million was outstanding as of March 31, 1998. Borrowings under this agreement bear interest at LIBOR plus 0.75%. The Company anticipates that it will terminate these two agreements during fiscal 1999.

(12) CONVERTIBLE SUBORDINATED DEBT

  On December 11, 1997, the Company sold $414.0 million aggregate principal amount of 4.5% Convertible Subordinated Debentures due December 15, 2001 (the "Debentures"). The Debentures are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $39.50 per share, subject to adjustments in certain circumstances. The Debentures are not redeemable prior to December 15, 1999, at which time the Debentures become redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest to the date of redemption. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1997.

  On September 18, 1995 the Company sold $140.0 million aggregate principal amount of 6% Convertible Subordinated Notes due September 15, 2005 (the "Notes"). The Notes are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $18.33 per share, subject to

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

adjustment in certain circumstances. The Notes are not redeemable prior to September 23, 1998 at which time the Notes become redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest to the date of redemption. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 1996.

  Effective August 31, 1994, the Company issued $45.0 million of convertible subordinated debt with common stock purchase warrants in connection with the acquisition of Smogless. On September 18, 1995, these warrants to purchase 3.8 million shares of Company common stock were exercised in exchange for the delivery of the $45.0 million principal amount of subordinated debt.

  On October 20, 1993, the Company issued $60.0 million aggregate principal amount of 5% convertible subordinated debentures due October 15, 2000. As of October 25, 1996, all of such debentures were converted into a total of approximately 4.4 million shares of Company common stock pursuant to the terms of the debentures.

(13) ACCRUED LIABILITIES

  Accrued liabilities at March 31, 1997 and 1998 consist of the following:

                                                                  1997    1998
                                                                -------- -------
                                                                 (IN THOUSANDS)
   Accrued job costs and customer deposits..................... $ 75,108  96,802
   Payroll, benefits and related taxes.........................   71,157  95,504
   Relocation and closure costs................................   41,088  96,019
   Warranty....................................................   25,727  42,089
   Future remediation..........................................   10,625   2,760
   Sales commissions...........................................   10,014  15,630
   Sales, property and other taxes.............................    9,647  38,379
   Interest....................................................    7,978   9,494
   Other.......................................................   24,193  37,351
                                                                -------- -------
                                                                $275,537 434,028
                                                                ======== =======

(14) INCOME TAXES

  Income tax expense (benefit) from continuing operations for the years ended March 31, 1996, 1997 and 1998 consist of:

                                                        1996     1997    1998
                                                       -------  ------  -------
                                                           (IN THOUSANDS)
   Federal:
     Current.......................................... $ 9,569   5,806  (10,091)
     Deferred.........................................   2,584   2,342   21,451
   State:
     Current..........................................   2,393   2,904   (1,442)
     Deferred.........................................    (542)   (768)   3,064
   Non-U.S.:
     Current..........................................   4,085   5,821   (7,123)
     Deferred.........................................   2,240  (5,424)   9,724
                                                       -------  ------  -------
                                                       $20,329  10,681   15,583
                                                       =======  ======  =======

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal corporate tax rate of 34% for 1996 and 35% for 1997 and 1998 to income (loss) from continuing operations before income taxes as a result of the following:

                                                      1996     1997     1998
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Expected income tax provision.................... $17,350   15,116  (99,469)
   Permanent differences............................   1,573    2,302    1,969
   Non-deductible expenses related to purchased in-
    process research and development and merger,
    restructuring, acquisition and other related
    charges.........................................     --       --   113,949
   State franchise tax, net of Federal tax benefit..   1,641    1,937    1,623
   Change in balance of valuation allowance.........  (3,351) (10,796)  (1,941)
   Difference in U.S. tax rate and foreign tax
    rates...........................................   2,032    1,762     (548)
   Other............................................   1,084      360      --
                                                     -------  -------  -------
                                                     $20,329   10,681   15,583
                                                     =======  =======  =======

  As of March 31, 1998, the Company has net operating loss carryforwards in France of approximately $14.0 million with an indefinite carryforward period for which income tax benefit was recognized during fiscal 1997. Any benefit of the French loss carryforward was required to be shared equally between the Company and Alcoa until March 31, 1997. As of March 31, 1998, the Company also had net operating loss carryforwards in other non-U.S. countries of approximately $126.5 million which expire from 1999 to indefinite.

  Additionally, as of March 31, 1998, the Company has recognized the future benefit of net operating loss carryforwards generated from Liquipure of $14.4 million. These loss carryforwards expire from 2002 to 2007. These operating loss carryforwards can be used only against future taxable income of Liquipure.

  The Company also has available, at March 31, 1998, other net operating loss carryforwards for U.S. Federal income tax purposes of approximately $68.3 million which expire in 2007 to 2011.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The sources and tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities are as follows:

                                                                1997     1998
                                                              --------  -------
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Operating loss carryforwards............................ $ 36,514   87,449
     Inventory...............................................    8,044    6,940
     Allowance for doubtful accounts.........................    6,250    9,018
     Warranty................................................    2,656    6,793
     Vacation................................................    1,465    4,492
     Other accruals..........................................   33,495   51,268
     Tax credits.............................................      276      258
     Other...................................................    1,049   13,009
                                                              --------  -------
                                                                89,749  179,227
     Valuation allowance.....................................  (20,659) (44,440)
                                                              --------  -------
       Total deferred tax assets.............................   69,090  134,787
   Deferred tax liabilities:
     Depreciation and amortization...........................   12,658   33,292
     Prepaid expenses........................................      353      360
     Long-term contracts.....................................   11,123    4,625
     Other...................................................    4,002   16,741
                                                              --------  -------
                                                                28,136   55,018
                                                              --------  -------
       Net deferred tax assets............................... $ 40,954   79,769
                                                              ========  =======

  The Company believes that it is more likely than not that the net deferred tax assets, including Federal net operating loss carryforwards, will be realized prior to their expiration. This belief is based on recent and anticipated future earnings and, in part, on the fact that the Company has completed several acquisitions during and including the three years ended March 31, 1998 of companies with strong earnings potential. A valuation allowance of $44.4 million at March 31, 1998 has been provided primarily for state and foreign net operating losses which may not be realized prior to expiration.

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

COMMON STOCK

  On July 15, 1996, the Company paid in the form of stock dividends a three-for-two split of the Company's common stock. All references herein to income
(loss) per common share and other common stock information in the accompanying consolidated financial statements and notes thereto have been restated to reflect those splits.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  On December 11, 1996, the Company sold 11,804,206 shares of its common stock at $31.625 per share. The net proceeds to the Company, after underwriting discounts and commissions and other related expenses, were $356.1 million.

  On May 3, 1995, the Company sold 10,350,000 shares of its common stock at $10.00 per share. The net proceeds to the Company, after underwriting discounts and commissions and other related expenses, were $97.3 million.

OPTIONS

  Under the Company's 1991 Employee Stock Option Plan (the "Plan"), the exercise price of options granted is equal to their fair market value at the date of grant and the maximum term of the option may not exceed 10 years. If the optionee is a holder of more than 10% of the outstanding common stock of the Company, the option price per share is increased to at least 110% of fair market value, and the option term is limited to 5 years. The total number of shares of common stock available under the Plan is 7,131,250 shares. Each option granted becomes exercisable on a cumulative basis, 25% six months following the date of grant and 25% on each subsequent anniversary of the grant date until fully vested.

  Under the Company's 1991 Director Stock Option Plan (the "Directors Plan"), the exercise price of options granted was equal to the higher of $2.00 below the market price or 60% of the market price on the date of grant. Effective April 1, 1996 the Directors Plan was amended to grant options equal to their fair market value at the date of grant. Under the Plan, each director of the Company who is not a full-time employee of the Company will receive each year an option to purchase 12,000 shares of common stock. The total number of shares available under the Directors Plan is 562,500 shares. Compensation expense of $.1 million was recorded in fiscal 1996 related to the Directors Plan.

  The per share weighted-average fair value of stock options granted during fiscal 1996, 1997 and 1998 was $5.93, $9.49 and $12.87 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996, 1997 and 1998:

                                                               1996  1997  1998
                                                               ----  ----  ----
   Risk-free interest rate....................................  6.3%  6.3%  5.7%
   Expected dividend yield....................................  --    --    --
   Expected stock price volatility............................ 41.9% 41.9% 44.9%
   Expected remaining life in years...........................    5     5     5

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The Company continues to apply APB Opinion No. 25 in accounting for its Plan and the Directors' Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                 YEAR ENDED MARCH 31,
                                        --------------------------------------
                                            1996        1997         1998
                                        ------------ -------------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income (loss)
     As reported....................... $     30,699      32,508      (299,779)
                                        ============ =========== =============
     Pro forma......................... $     28,057      23,650      (311,899)
                                        ============ =========== =============
   Net income (loss) per common share:
     Basic:
       As reported..................... $       0.62        0.51         (3.13)
                                        ============ =========== =============
       Pro forma....................... $       0.58        0.37         (3.25)
                                        ============ =========== =============
     Diluted:
       As reported..................... $       0.61        0.49         (3.13)
                                        ============ =========== =============
       Pro forma....................... $       0.56        0.36         (3.25)
                                        ============ =========== =============

  Pro forma net income (loss) and net income (loss) per common share reflects only options granted after April 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) and net income (loss) per common share amounts presented above because compensation reflected over the options' vesting period of 10 years and compensation cost for options granted prior to April 1, 1995 is not considered. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Transactions involving the Plan and Directors Plan are summarized as follows:

                                        NUMBER OF                   AGGREGATE
                                         SHARES    EXERCISE PRICE     VALUE
                                        ---------  -------------- --------------
                                                                  (IN THOUSANDS)
   Balance at March 31, 1995........... 2,636,058  $1.35 to 10.95    $ 27,038
   Options granted..................... 1,425,759   1.35 to 18.67      14,838
   Options exercised...................  (487,886)  1.35 to 10.95      (3,678)
   Options canceled....................   (20,626)  8.53 to 10.58        (183)
                                        ---------  --------------    --------
   Balance at March 31, 1996........... 3,553,305   1.35 to 18.67      38,015
   Options granted..................... 2,129,572  12.02 to 34.88      39,909
   Options exercised...................  (659,210)  1.35 to 26.25     (11,886)
   Options canceled....................   (27,415)  4.97 to 13.83        (309)
                                        ---------  --------------    --------
   Balance at March 31, 1997........... 4,996,252   1.35 to 34.88      65,729
   Options granted..................... 1,656,850  26.00 to 37.75      49,220
   Options exercised...................  (505,846)  1.35 to 27.25      (5,539)
   Options canceled....................   (20,976) 13.83 to 30.25        (417)
                                        ---------  --------------    --------
   Balance at March 31, 1998........... 6,126,280  $1.35 to 37.75    $108,993
                                        =========  ==============    ========

  At March 31, 1997 and 1998, the number of options exercisable was 2.2 million and 3.0 million, respectively.

  The following table summarizes certain information regarding options outstanding at March 31, 1998:

                                          WEIGHTED       WEIGHTED
              RANGE OF        NUMBER      AVERAGE        AVERAGE
           EXERCISE PRICE   OF OPTIONS REMAINING LIFE EXERCISE PRICE
           --------------   ---------- -------------- --------------
           $ 1.35 to 11.63  1,860,274    6.1 years        $ 7.62
            12.02 to 22.75  2,092,856       8.4            15.88
            26.00 to 37.75  2,173,150       9.0            28.33
           --------------   ---------    ---------        ------
           $ 1.35 to 37.75  6,126,280    7.9 years         17.79
           ==============   =========    =========        ======

  In connection with the options and convertible subordinated debt, the Company has reserved approximately 19.1 million shares at March 31, 1998 for future issuance.

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

  A subsidiary of the Company provides pension and health and welfare benefits to employees who are members of the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

the United States and Canada (the "Pipefitters Union") under multiemployer defined benefit plans. Contributions to the Pipefitters Union pension and health and welfare plans were not material to the Company's financial position as of March 31, 1997 and 1998 nor to its results of operations for each of the years in the three year period ended March 31, 1998.

  The Company has a defined contribution plan (under IRC Section 401(k)) covering substantially all U.S. salaried and hourly participating employees which provide for contributions based primarily upon compensation levels and employee contributions. The Company funds its contributions to these plans as provided by ERISA. Defined contribution plan expense to the Company was $1.6 million, $3.8 million and $7.6 million for the years ended March 31, 1996, 1997 and 1998, respectively.

(17) BUSINESS SEGMENT DATA AND EXPORT SALES

  The Company's sole business segment is the design, manufacture, operation, distribution and service of equipment and supplies for filtration, water treatment and wastewater treatment for industrial, municipal, commercial and retail customers. No individual customers accounted for 10% or more of revenue in fiscal 1996, 1997 and 1998. Export sales were $58.6 million, $85.4 million and $112.7 million in fiscal 1996, 1997 and 1998, respectively.

  Information about the Company's operations in different geographic locations for the years ended March 31, 1996, 1997 and 1998 is as follows:

                                                    1996      1997      1998
                                                 ---------- --------- ---------
                                                         (IN THOUSANDS)
   Revenues from unaffiliated customers:
     United States.............................. $  875,792 1,342,496 2,384,744
     Non-U.S....................................    214,953   421,910   849,836
                                                 ---------- --------- ---------
                                                 $1,090,745 1,764,406 3,234,580
                                                 ========== ========= =========
   Operating income (loss):
     United States.............................. $   44,565    38,535    66,628
     Non-U.S....................................     16,820    27,485  (301,837)
                                                 ---------- --------- ---------
                                                 $   61,385    66,020  (235,209)
                                                 ========== ========= =========
   Income (loss) before income taxes
     United States.............................. $   37,635    21,578    22,449
     Non-U.S....................................     13,393    21,611  (306,645)
                                                 ---------- --------- ---------
                                                 $   51,028    43,189  (284,196)
                                                 ========== ========= =========
   Identifiable assets:
     United States.............................. $  701,649 1,695,336 2,374,206
     Non-U.S....................................    301,667   702,227 1,223,638
                                                 ---------- --------- ---------
                                                 $1,003,316 2,397,563 3,597,844
                                                 ========== ========= =========

(18) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

  The Company and its subsidiaries lease certain facilities and equipment under various noncancelable long term and month-to-month leases. These leases are accounted for as operating leases. Rent expense aggregated $10.5 million, $16.3 million and $41.9 million in 1996, 1997 and 1998, respectively.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  A summary of the future minimum annual rental commitments as of March 31, 1998, under operating leases follows:

                                                                    OPERATING
                                                                      LEASES
                                                                  --------------
                                                                  (IN THOUSANDS)
     Fiscal year ending:
       1999......................................................    $ 32,119
       2000......................................................      25,649
       2001......................................................      19,227
       2002......................................................      14,452
       2003......................................................      10,279
       Thereafter................................................      33,102
                                                                     --------
     Total minimum lease payments................................    $134,828
                                                                     ========

CONTINGENT LIABILITIES

  In December of 1995, allegations were made by federal and state environmental regulatory authorities of multiple violations in connection with wastewater discharges at a facility owned by the Company. The Company as part of its acquisition of Polymetrics, Inc. on October 2, 1995 acquired the facility. The Company has rights of indemnity from the seller which could be available if monetary damages and penalties are incurred in connection with any alleged violations occurring prior to the Company's acquisition of Polymetrics. In the opinion of management, the ultimate liability that may result from the above matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Legal proceedings pending against the Company consist of litigation incidental to the Company's business and in the opinion of management, based in part upon the opinion of counsel, the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               NET INCOME
                                                            (LOSS) PER SHARE
                                                 NET INCOME -------------------
                           REVENUES GROSS PROFIT   (LOSS)    BASIC     DILUTED
                           -------- ------------ ---------- --------  ---------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
First quarter............. $295,153    71,707        9,379      0.17       0.16
Second quarter............ $336,060    69,488           71       --         --
Third quarter............. $463,423    93,687        6,328      0.10       0.09
Fourth quarter............ $669,770   152,909       16,730      0.21       0.20
1998
First quarter............. $693,533   150,314       12,703      0.15       0.15
Second quarter............ $823,593   190,110       24,091      0.27       0.26
Third quarter............. $829,427   207,534     (374,095)    (3.71)     (3.71)
Fourth quarter............ $888,027   230,449       37,522      0.35       0.34

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(20) SUBSEQUENT EVENTS

  Remarketable or Redeemable Securities Issuance. On May 15, 1998, the Company issued $500,000,000 6.375% Remarketable or Redeemable Securities due 2011 (Remarketing Date May 15, 2001) and $400,000,000 6.50% Remarketable or Redeemable Securities due 2013 (Remarketing Date May 15, 2003) (collectively, the "ROARS"). The net proceeds from the sale of the ROARS, including a premium payment to the Company by NationsBanc Montgomery Securities LLC, were $913.6 million. The net proceeds were used to repay indebtedness outstanding under the Senior Credit Facility, indebtedness assumed in the acquisition of Memtec, and a portion of the indebtedness assumed in the acquisition of Culligan.

  Culligan Acquisition. On June 15, 1998, a wholly owned subsidiary of the Company and Culligan Water Technologies, Inc. ("Culligan") consummated a merger and acquisition in a tax-free reorganization contemplated under and pursuant to a definitive Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Palm Water Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of the Company and Culligan. Pursuant to the Merger Agreement, Merger Sub has been merged with and into Culligan (the "Merger"). The Company issued approximately 48.5 million shares of the Company's common stock for all of the outstanding common stock of Culligan (1.875 shares of the Company's common stock for each outstanding share and each outstanding option or other right to acquire a share of Culligan common stock, par value $.01). In addition, the Company assumed approximately $491.7 million of third party institutional debt. The Merger will be accounted for as a pooling of interests.

  Culligan is a leading manufacturer and distributor of water purification and treatment products and services for household, consumer, and commercial applications. Products and services offered by Culligan range from those designed to solve residential water problems, such as filters for tap water and household softeners, to equipment and services, such as ultrafiltration and microfiltration products. Culligan also offers desalination systems and protable deionization services ("PDS"), designed for commercial and industrial applications. In addition, Culligan sells and licenses its dealers to sell under the Culligan trademark five-gallon bottled water.

ITEM 9--CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Security Ownership--Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

  The following report and financial statements are filed as part of this Form 10-K:

                                                                           PAGE
                                                                           ----
     Independent Auditors' Report--KPMG Peat Marwick LLP..................  36
     Report of Independent Auditors--Ernst & Young LLP....................  37
     Consolidated Balance Sheets as of March 31, 1997 and 1998............  38
     Consolidated Statements of Operations--Years Ended March 31, 1996,
      1997 and 1998.......................................................  39
     Consolidated Statements of Shareholders' Equity--Years Ended March
      31, 1996,
      1997 and 1998.......................................................  40
     Consolidated Statements of Cash Flows--Years Ended March 31, 1996,
      1997 and 1998.......................................................  41
     Notes to Consolidated Financial Statements...........................  42

(A)(2) FINANCIAL STATEMENT SCHEDULE:

  See (d) below.

(A)(3) EXHIBITS:

  The following exhibits are filed herewith or incorporated by reference herein:

   2.1 Stock Purchase Agreement dated August 30, 1995 among United States
       Filter Corporation, Anjou International Company and Polymetrics, Inc.
       (incorporated by reference to Exhibit 1.0 to Form 8-K dated October 2,
       1995 (File No. 1-10728)).*
   2.2 Offer by USFC Acquisition Inc., a wholly owned subsidiary of United
       States Filter Corporation to purchase all of the ordinary shares and American Depositary Shares in Memtec Limited dated as of October 25,
       1997 (incorporated by reference to Exhibit 2.1 to Form 8-K dated
       September 19, 1997 (File No. 1-10728)).*
   2.3 Agreement for Sale and Purchase of Partnership Interests by and among Western Farm & Cattle Company, California Land & Cattle Company, N.N.
       Investors, L.P., ST Ranch GenPar, Inc., FW Ranch Partners, L.P. and
       United States Filter Corporation dated as of August 3, 1997
       (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 4,
       1997 (File No. 1-10728)).*
   2.4 Merger Agreement dated as of December 31, 1997, among United States
       Filter Corporation, U.S. Filter/KG Acquisition Corp., The Kinetics
       Group, Inc., The Bianco Family 1991 Trust Dated February 1, 1991, David
       J. Shimmon and BT Capital Partners, Inc. (incorporated by reference to
       Exhibit 2.1 to Form 8-K dated January 16, 1998 (File No. 1-10728)).*
   2.5 Agreement and Plan of Merger, dated as of February 9, 1998, by and among United States Filter Corporation, Palm Water Acquisition Corp. and
       Culligan Water Technologies, Inc. (incorporated by reference to Exhibit
       2.1 to Form 8-K dated February 9, 1998 (File No. 1-10728)).*
   3.0 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-10728)).
   3.1 Restated Bylaws (incorporated by reference to Exhibit 3.3 to
       Registration Statement on Form S-1 (No. 33-41089)).
   4.0 6% Convertible Subordinated Notes Indenture dated as of September 18,
       1995 between United States Filter Corporation and The First National
       Bank of Boston, as Trustee (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (No. 33-63281)).

    4.1  4 1/2 % Convertible Subordinated Notes Indenture dated as of December
         17, 1996 between United States Filter Corporation and State Street
         Bank and Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No.
         333-14281)).
    4.2  Debt Securities Indenture dated as of May 19, 1998 between United
         States Filter Corporation and The Bank of New York, as Trustee.
    4.3  First Supplemental Indenture dated as of May 19, 1998, between United
         States Filter Corporation and The Bank of New York, supplementing the
         Indenture dated as of May 19, 1998.
    4.4  Amended and Restated Multicurrency Credit Agreement, dated as of
         October 20, 1997, among United States Filter Corporation, BankBoston,
         N.A. ("BKB"), DLJ Capital Funding, Inc. ("DLJ"), ABN AMRO Bank N.V.,
         Los Angeles International Branch, Banque Paribas ("Paribas"), The Bank of New York ("BNY"), Bank of America National Trust and Savings
         Association ("BOA"), The Sumitomo Bank, Limited (Los Angeles Branch),
         Fleet Bank, N.A. ("Fleet"), The Industrial Bank of Japan, Limited (Los
         Angeles Agency), Banque Nationale De Paris ("BNP"), Deutsche Bank AG,
         New York and/or Cayman Islands Branches ("Deutsche Bank"), The Long-
         Term Credit Bank of Japan Ltd. (Los Angeles Agency), Union Bank of
         California, N.A. ("Union"), The Sanwa Bank Limited, Los Angeles Branch
         ("Sanwa"), NationsBank, N.A. ("NationsBank"), BHF-BANK
         Aktiengesellschaft, The Sakura Bank, Limited and Credito Italiano, with DLJ as Documentation Agent, NationsBank as Syndication Agent,
         BOA, Deutsche Bank and Union as Co-Agents, BNY, Fleet, Paribas, BNP and Sanwa as Lead Managers and BKB as Managing Agent (incorporated by reference to Exhibit 4.01 to Registration Statement on Form S-4 dated
         November 6, 1997 (File No. 333-39711)).
    4.5  Transfer, Registration and Other Rights Agreement dated as of August
         31, 1994 by and among United States Filter Corporation, Laidlaw
         International Investments (Luxembourg) S.A., Laidlaw Investments
         (Barbados) Ltd., Marfit, S.p.A., Laidlaw, Inc. and Ing. Gilberto
         Cominetta (incorporated by reference to Exhibit 2.5 to Form 8-K dated
         October 4, 1994 (File No. 1-10728)).
    4.6  Letter Dated May 29, 1996 from Laidlaw Inc. to United States Filter
         Corporation, amending the Transfer, Registration and Other Rights
         Agreement dated as of August 31, 1994 (incorporated by reference to Exhibit 4.4 to Form 10-K for the year ended March 31, 1996 (File No.
         1-10728)).
    4.7  Transfer, Registration Rights and Governance Agreement among United
         States Filter Corporation, Western Farm & Cattle Company, N.N.
         Investors, L.P., California Land & Cattle Company, ST Ranch GenPar,
         Inc. and FW Ranch Partners, L.P. dated as of September 17, 1997
         (incorporated by reference to Exhibit 2.2 to Form 8-K dated as of September 17, 1997 (File No. 1-10728)).
    4.8  Warrant Agreement dated as of September 17, 1997 by and among United
         States Filter Corporation, Western Farm & Cattle Company, California
         Land & Cattle Company, N.N. Investors, L.P., ST Ranch GenPar, Inc. and
         FW Ranch Partners, L.P. (incorporated by reference to Exhibit 4.1 to
         Form 8-K dated September 17, 1997 (File No. 1-10728)).
    4.9 Registration Rights Agreement dated as of February 9, 1998 by and among United States Filter Corporation, Apollo Investment Fund, L.P.
         and Lion Advisors, L.P. (incorporated by reference to Exhibit 99.4 to
         Form 8-K dated February 9, 1998 (File No. 1-10728)).
    4.10 First Amendment to Amended and Restated Multicurrency Credit Agreement dated as of February 3, 1998.
    4.11 Second Amendment to Amended and Restated Multicurrency Credit
         Agreement dated as of March 20, 1998.
   10.1  License Agreements dated November 22, 1989 between Millipore
         Corporation, Millipore Investment Holdings Limited and IP Holding
         Company (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended March 31, 1994 (File No. 1-10728)).
   10.2 United States Filter Corporation 1991 Employees Stock Option Plan, as amended through June 12, 1997 (incorporated by reference to Exhibit
         4.02 to Form 10-Q for the quarter ended September 30, 1997 (File No.
         1-10728)).**

   10.3 United States Filter Corporation 1991 Directors Stock Option Plan, as amended through September 13, 1996 (incorporated by reference to Exhibit 10.0 to Form 10-Q for the quarter ended September 30, 1996
         (File No. 1-10728)).**
   10.4  Form of Executive Retention Agreement (incorporated by reference to
         Exhibit 10.6 to Form 10-K for the year ended March 31, 1995 (File No.
         1-10728)).**
   10.5  Form of Executive Retirement Plan (incorporated by reference to
         Exhibit 10.7 to Form 10-K for the year ended March 31, 1995 (File No.
         1-10728)).**
   10.6 Annual Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended March 31, 1996 (File
         No. 1-10728)).**
   10.7  Employment Agreement dated October 25, 1996 between Harry K. Hornish,
         Jr. and United States Filter Corporation (incorporated by reference to
         Exhibit 10.7 to Form 10-K for the year ended March 31, 1997 (File No.
         1-10728)).**
   10.8  Employment Agreement dated as of January 1, 1998 between Richard J.
         Heckmann and United States Filter Corporation.**
   10.9  United States Filter Corporation Management Deferred Compensation
         Plan, as amended through January 1, 1998.**
   10.10 United States Filter Corporation Executive Severance Pay Plan.**
   10.11 Employment Agreement dated September 19, 1997 between Thierry Reyners and USF Euroholding, S.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1997 (File No. 1-
         10728)).**
   12.1  Statement re computation of ratio of earnings to fixed charges.
   21.0  Schedule of Subsidiaries.
   23.0  Independent Auditors' Consent--KPMG Peat Marwick LLP.
   23.1  Report of Independent Auditors'--Ernst & Young LLP.
   27.0  Financial Data Schedule.

--------
 * Certain exhibits and schedules to the Exhibits incorporated by reference herein have been omitted in accordance with Item 601(b)(2) of Regulation S-
   K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(B)  REPORTS ON FORM 8-K:

  The Company filed two reports on Form 8-K (and four amendments to reports on Form 8-K) during the quarter ended March 31, 1998 as follows:

  Form 8-K dated January 16, 1998 (as amended on Forms 8-K/A dated February 6, 1998 and March 4, 1998);

  Amendments to Form 8-K dated December 9, 1997 on Forms 8-K/A dated February 6, 1998 and March 4, 1998.

  The first report, dated January 16, 1998, reported the consummation of the acquisition by the Company of all of the outstanding capital stock of The Kinetics Group, Inc. ("Kinetics") pursuant to Item 2. Two amendments to this report (and two amendments to a report on Form 8-K dated December 9, 1997 relating to the acquisition of the outstanding capital stock of Memtec Limited ("Memtec")) were filed on February 6 and March 4, 1998. The two amendments filed on February 6, 1998 included the following financial statements (and notes thereto) of Memtec and Kinetics:

    Memtec
    Consolidated Statements of Income for the years ended June 30, 1995, 1996 and 1997
    Consolidated Balance Sheets as of June 30, 1996 and 1997
    Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1996 and 1997
    Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1996 and 1997
    Condensed Consolidated Statements of Operations for the three months ended
    September 30, 1996 and 1997 (unaudited)
    Condensed Consolidated Balance Sheets as of June 30, 1997 (audited) and September 30, 1997 (unaudited)
    Condensed Consolidated Statements of Cash Flows for the three months ended
    September 30, 1996 and 1997 (unaudited)

    Kinetics
    Consolidated Balance Sheets as of September 30, 1997 and 1996
    Consolidated Statements of Operations for the years ended September 30, 1997 and 1996
    Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997 and 1996
    Consolidated Statements of Cash Flows for the years ended September 30, 1997 and 1996

  The two amendments filed on February 6, 1998 also included pro forma financial information (and notes thereto) for the Company, including an Unaudited Pro Forma Combined Balance Sheet as of September 30, 1997; Unaudited Pro Forma Combined Statement of Operations for the fiscal years ended March 31, 1997, June 30, 1997 and September 30, 1997 and the six months ended September 30, 1997. The two amendments filed on March 4, 1998 amended such pro forma financial information.

  Form 8-K dated February 9, 1998.

  The second report, dated February 9, 1998, reported that the Company, a wholly-owned subsidiary of the Company and Culligan Water Technologies, Inc., had entered into an Agreement and Plan of Merger dated as of February 9, 1998. This report was filed pursuant to Item 5.

(C) EXHIBITS:

  See (a) (3) above.

(D) FINANCIAL STATEMENT SCHEDULE:

                                                                            PAGE
                                                                            ----
       Independent Auditors' Report on Schedule............................  67
       SCHEDULE
       II  Valuation and Qualifying Accounts...............................  68

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

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders
United States Filter Corporation:

  The audits referred to in our report dated June 1, 1998 included the related financial statement schedule as of March 31, 1997 and 1998, and for each of the years in the three-year period ended March 31, 1998, included in the annual report on Form 10-K of United States Filter Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits and the report of other auditors. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          KPMG Peat Marwick LLP
Orange County, California
June 26, 1998

         SCHEDULE II--UNITED STATES FILTER CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        THREE-YEARS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                         BALANCE AT  ACQUIRED    AMOUNTS                BALANCE
                         BEGINNING    THROUGH   CHARGED TO   AMOUNTS    AT END
      DESCRIPTION        OF PERIOD  ACQUISITION  EXPENSE   WRITTEN OFF OF PERIOD
      -----------        ---------- ----------- ---------- ----------- ---------
Year Ended March 31,
 1998:
Allowance for Doubtful
 Accounts...............  $27,095     $ 7,159     $7,620     $(8,504)   $33,370
                          =======     =======     ======     =======    =======
Year Ended March 31,
 1997:
Allowance for Doubtful
 Accounts...............  $11,365     $14,437     $5,536     $(4,243)   $27,095
                          =======     =======     ======     =======    =======
Year Ended March 31,
 1996:
Allowance for Doubtful
 Accounts...............  $ 5,528     $ 2,063     $5,929     $(2,155)   $11,365
                          =======     =======     ======     =======    =======

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the United States Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED STATES FILTER CORPORATION

                                          By: /s/ Richard J. Heckmann
                                            -----------------------------------
                                                    Richard J. Heckmann
                                               Chairman of the Board, Chief
                                                     Executive Officer
                                                       and President

                                          Date: June 29, 1998

  Pursuant to the requirements of the United States Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Richard J. Heckmann        Chairman of the Board, Chief    June 29, 1998
____________________________________ Executive Officer and
        Richard J. Heckmann          President and a Director

        /s/ Kevin L. Spence          Executive Vice President and    June 29, 1998
____________________________________ Chief Financial Officer
          Kevin L. Spence            (Principal Accounting
                                     Officer)
      /s/ Michael J. ReaRdon         Executive Vice President and    June 29, 1998
____________________________________ Chief Administrative Officer
         Michael J. Reardon          and a Director
       /s/ Nicholas C. Memmo         President and Chief             June 29, 1998
____________________________________ Operating Officer-North
         Nicholas C. Memmo           American Process Water Group
                                     and a Director
        /s/ James E. Clark           Director                        June 29, 1998
____________________________________
           James E. Clark
       /s/ John L. Diederich         Director                        June 29, 1998
____________________________________
         John L. Diederich
       /s/ Robert S. Hillas          Director                        June 29, 1998
____________________________________
          Robert S. Hillas
       /s/ Arthur B. Laffer          Director                        June 29, 1998
____________________________________
          Arthur B. Laffer

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

        /s/ Ardon E. Moore           Director                        June 29, 1998
____________________________________
           Ardon E. Moore

    /s/ Alfred E. Osborne, Jr.       Director                        June 29, 1998
____________________________________
       Alfred E. Osborne, Jr.

      /s/ J. Danforth Quayle         Director                        June 29, 1998
____________________________________
         J. Danforth Quayle

    /s/ C. Howard Wilkins, Jr.       Director                        June 29, 1998
____________________________________
       C. Howard Wilkins, Jr.

                                 EXHIBIT INDEX

 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------
  4.2        Debt Securities Indenture dated as of May 19, 1998 between United
             States Filter Corporation and The Bank of New York, as Trustee.
  4.3        First Supplemental Indenture dated as of May 19, 1998, between
             United States Filter Corporation and The Bank of New York,
             supplementing the Indenture dated as of May 19, 1998.
  4.10       First Amendment to Amended and Restated Multicurrency Credit
             Agreement dated as of February 3, 1998.
  4.11       Second Amendment to Amended and Restated Multicurrency Credit
             Agreement dated as of March 20, 1998.
 10.8        Employment Agreement dated as of January 1, 1998 between Richard
             J. Heckmann and United States Filter Corporation.**
 10.9        United States Filter Corporation Management Deferred Compensation
             Plan, as amended through January 1, 1998.**
 10.10       United States Filter Corporation Executive Severance Pay Plan.**
 12.1        Statement re computation of ratio of earnings to fixed charges.
 21.0        Schedule of Subsidiaries.
 23.0        Independent Auditors' Consent--KPMG Peat Marwick LLP.
 23.1        Consent of Independent Auditors--Ernst & Young LLP.
 27.0        Financial Data Schedule.

--------
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.