Form 10-Q
period 1998-06-30
UNITED STATES FILTER CORP
filed 1998-08-13
CIK 318025

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1998
                               -------------

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

The number of shares of common stock, $.01 par value, outstanding as of August 12, 1998 was 163,575,176 shares.



                                                        Total number of pages 23
                                                                              --
THERE IS ONE EXHIBIT FILED WITH THIS REPORT

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1998 AND JUNE 30, 1998
                                  (UNAUDITED)

                                                          March  31, 1998  June 30, 1998
                                                          ---------------  -------------
                                                                   (in thousands)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                     $   66,917      58,847
 Short-term investments                                               241         417
 Accounts receivable, net                                         873,890     993,063
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                            217,935     209,386
 Inventories                                                      473,698     492,051
 Prepaid expenses                                                  16,471      33,228
 Deferred taxes                                                   151,107     186,228
 Other current assets                                              51,377      54,572
                                                               ----------   ---------
   Total current assets                                         1,851,636   2,027,792
                                                               ----------   ---------

Property, plant and equipment, net                                960,019     996,608
Investment in leasehold interests, net                             21,699      21,049
Costs in excess of net assets of businesses acquired, net       1,312,776   1,367,756
Other assets                                                      319,315     275,050
                                                               ----------   ---------
                                                               $4,465,445   4,688,255
                                                               ==========   =========

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATES FILTER CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1998 AND JUNE 30, 1998 (CONTINUED)
                                  (UNAUDITED)

                                                    March 31, 1998  June 30, 1998
                                                     --------------  -------------
                                                            (in thousands)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $  357,260      369,983
   Accrued liabilities                                      535,329      593,427
   Current portion of long-term debt                        118,849       20,554
   Billings in excess of costs and estimated
   earnings on uncompleted contracts                         90,073       72,006
   Other current liabilities                                 45,702      101,545
                                                         ----------    ---------
     Total current liabilities                            1,147,213    1,157,515
                                                         ----------    ---------

Notes payable                                               574,806      329,810
Long-term debt, excluding current portion                   404,416       74,364
Convertible subordinated debentures                         554,000      554,000
Redeemable or remarketable securities                             -      900,000
Deferred taxes                                               82,910       67,390
Other liabilities                                           110,662      147,000
                                                         ----------    ---------
     Total liabilities                                    2,874,007    3,230,079
                                                         ----------    ---------

Shareholders' equity:
  Preferred stock, authorized 3,000 shares                        -            -
  Common stock, par value $.01.  Authorized 300,000
   shares; 155,825 and 161,811 shares issued and
   outstanding at March 31, 1998 and June 30, 1998,
   respectively                                               1,558        1,618
  Additional paid-in capital                              1,945,223    1,990,004
  Currency translation adjustment                           (57,282)     (64,189)
  Accumulated deficit                                      (298,061)    (469,257)
                                                         ----------    ---------
     Total shareholders' equity                           1,591,438    1,458,176
                                                         ----------    ---------

Commitments and contingencies
                                                         $4,465,445    4,688,255
                                                         ==========    =========

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998
                                  (UNAUDITED)

                                                                     1997             1998
                                                                -------------   --------------
                                                            (in thousands, except per share data)
   Revenues                                                        $792,936        1,119,331
   Costs of sales                                                   597,573          788,169
                                                                   --------        ---------
         Gross profit                                               195,363          331,162
                                                                   --------        ---------
   Selling, general and administrative expenses                     154,250          223,164
   Purchased in-process research and development                          -            3,558
   Merger, restructuring, acquisition and
     other related charges                                                -          257,920
                                                                   --------        ---------
                                                                    154,250          484,642
                                                                   --------        ---------
         Operating income (loss)                                     41,113         (153,480)
                                                                   --------        ---------
   Other income (expense):
      Interest expense                                              (10,995)         (25,648)
      Gain on disposition of investment in affiliate                 31,098                -
      Interest and other income, net                                  1,917            4,127
                                                                   --------        ---------
                                                                     22,020          (21,521)
                                                                   --------        ---------
         Income (loss) before income taxes
          and extraordinary item                                     63,133         (175,001)
   Income tax expense (benefit)                                      23,416          (19,604)
                                                                   --------        ---------
         Income (loss) before extraordinary item                     39,717         (155,397)
   Extraordinary item                                                  (422)               -
                                                                   --------        ---------
      Net income (loss)                                            $ 39,295         (155,397)
                                                                   ========        =========
   Net income (loss) per common share:
     Basic                                                         $   0.31            (0.98)
                                                                   ========        =========
     Diluted                                                       $   0.30            (0.98)
                                                                   ========        =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998
                                  (UNAUDITED)

                                                                          1997        1998
                                                                        ---------   ---------
                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ 39,295    (155,397)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Deferred income taxes                                                     (5,265)    (50,650)
Provision for doubtful accounts                                            2,364       6,120
Depreciation                                                              19,464      25,696
Amortization                                                               7,581      12,769
Merger, restructuring, acquisition and other related
  cash charges                                                                 -     155,396
Write-off of in-process research and development
  and goodwill                                                                 -      40,818
Gain on disposition of investment in affiliate                           (31,098)          -
 (Gain) loss on sale or disposal of property, plant and equipment            (27)     29,937
 Change in operating assets and liabilities:
    Increase in accounts receivable                                      (55,341)    (75,304)
    (Increase) decrease in costs and estimated earnings in excess
        of billings on uncompleted contracts                             (15,192)     13,287
    Increase in inventories                                              (22,533)     (4,727)
    Increase in other assets                                              (3,688)    (16,857)
    Increase in accounts payable and accrued expenses                     61,356      24,166
    Increase (decrease) in billings in excess of costs and
        estimated earnings on uncompleted contracts                        3,928     (30,470)
    Increase (decrease) in other liabilities                             (18,257)     37,377
                                                                        --------    --------
         Net cash provided by (used in) operating activities             (17,413)     12,161
                                                                        --------    --------
Cash flows from investing activities:
Payment for purchase of property, plant and equipment                    (30,075)    (43,206)
Payment for purchase of acquisitions, including certain
  merger and restructuring charges, net of cash acquired                 (73,816)   (237,251)
Proceeds from disposal of equipment                                          400       2,837
Proceeds from disposition of investment in affiliate                      50,897           -
Sale (purchase) of short-term investments                                  1,571        (176)
                                                                        --------    --------
         Net cash used in investing activities                           (51,023)   (277,796)
                                                                        --------    --------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998 (CONTINUED)
                                  (UNAUDITED)


                                                                   1997       1998
                                                                 --------   ---------
                                                                    (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of remarketable or
  redeemable securities                                                 -     913,637
Net proceeds from issuance of common stock                            683           -
Proceeds from exercise of common stock options                        465         723
Principal payments on debt                                         (8,156)   (440,765)
Net (payments) proceeds from borrowings on notes payable           10,462    (216,030)
Dividends paid                                                        (50)          -
                                                                 --------    --------
     Net cash provided by financing activities                      3,404     257,565
                                                                 --------    --------
     Net decrease in cash and cash equivalents                    (65,032)     (8,070)
Cash and cash equivalents at March 31, 1997 and 1998              144,128      66,917
                                                                 --------    --------
Cash and cash equivalents at June 30, 1997 and 1998              $ 79,096      58,847
                                                                 ========    ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                    $ 12,806      28,989
                                                                 ========    ========
     Cash paid during the period for income taxes                $  2,964      13,469
                                                                 ========    ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the information contained therein. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

Income (Loss) per Common Share
------------------------------

Income (loss) per common share is computed based on the weighted average number of shares outstanding and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". Dilutive securities consisting of convertible preferred stock, convertible subordinated debt and common stock options are included in the computation of income (loss) per dilutive share when their effect is dilutive. Accordingly, "Basic EPS" and "Diluted EPS" were calculated as follows:

                                                                  Three Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                                1997            1998
                                                            ------------   --------------
                                                        (in thousands, except per share data)
BASIC
Net income (loss) applicable to common shares                $ 39,295          (155,397)
                                                             ========          ========
Weighted average common shares outstanding                    126,087           158,524
                                                             ========          ========
Basic income (loss) per common share                         $   0.31             (0.98)
                                                             ========          ========

                                                                   Three Months Ended
                                                                         June 30,
                                                                -------------------------
                                                                   1997          1998
                                                                ----------   ------------
                                                          (in thousands, except per share data)
DILUTED
Net income (loss) applicable to common shares                     $ 39,295     (155,397)
Add:
 Effect on net income of conversion of
  convertible subordinated debentures                                5,066           -   *
                                                                  --------     -------
Adjusted net income (loss) applicable to
 common shares                                                      44,361     (155,397)
                                                                  ========     ========

Weighted average shares outstanding                                126,087      158,524
Add:
 Assumed conversion of subordinated
  debentures                                                        18,119            -  *
 Exercise of options and assumed conversion
  of subordinated debentures                                         2,266            -  *
                                                                  --------     --------

Adjusted weighted average shares outstanding                       146,472      158,524
                                                                  ========     ========

Diluted income (loss) per common share                            $   0.30        (0.98)
                                                                  ========     ========
-----------------



    * The calculation of Diluted EPS does not assume conversion of subordinated debentures or exercise of stock options for the three months ended June 30, 1998 as the effect would be antidilutive to loss per share. Under the treasury stock method, the exercise of all outstanding options would have increased the weighted average number of shares by 3.0 million for the three months ended June 30, 1998.

Note 2.      Inventories
             -----------
Inventories at March 31, 1998 and June 30, 1998 consist of the following:

                         March 31, 1998   June 30, 1998
                         --------------   -------------
                                 (in thousands)
Raw materials               $130,501         139,703
Work-in-progress             102,198          94,520
Finished goods               240,999         257,828
                            --------         -------
                            $473,698         492,051
                            ========         =======

Note 3.  Debt
         ----

Notes Payable.   As of June 30, 1998, the Company had a Senior Credit Facility
which provides credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $329.8 million and outstanding letters of credit of $50.4 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.45% above certain Eurocurrency rates or 0.15% above BankBoston's base rate. The Senior Credit Facility expires December 2001 and is subject to customary and usual terms.

Remarketable or Redeemable Securities Issuance. On May 15, 1998, the Company issued $500.0 million 6.375% Remarketable or Redeemable Securities due 2011 (remarketing date May 15, 2001) and $400.0 million 6.50% Remarketable or Redeemable Securities due 2013 (remarketing date May 15, 2003) (collectively, the "ROARS"). The net proceeds from the sale of the ROARS, including a premium payment to the Company by Nationsbanc Montgomery Securities LLC, were $913.6 million. The net proceeds were used to repay indebtedness under the Senior Credit Facility, indebtedness assumed in the acquisition of Memtec, and a portion of the indebtedness assumed in the acquisition of Culligan Water Technologies, Inc. ("Culligan").

Note 4.  Acquisition
         -----------

On June 15, 1998, a wholly owned subsidiary of the Company and Culligan consummated a merger and acquisition in a tax-free reorganization pursuant to a definitive Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Palm Water Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of the Company, and Culligan. Pursuant to the Merger Agreement, Merger Sub has been merged with and into Culligan (the "Merger"). The Company issued 48.6 million shares of the Company's common stock for all of the outstanding common stock of Culligan (1.875 shares of the Company's common stock for each outstanding share and each outstanding option or other right to acquire a share of Culligan common stock, par value $.01). In addition, the Company assumed approximately $491.7 million of third party institutional debt.

Culligan is a leading manufacturer and distributor of water purification and treatment products and services for household, consumer and commercial applications. Products and services offered by Culligan range from those designed to solve residential water problems, such as filters for tap water and household softeners, to equipment and services, such as ultrafiltration and microfiltration products. Culligan also offers desalination systems and portable deionization services ("PDS"), designed for commercial and industrial applications. In addition, Culligan sells and licenses its dealers to sell under the Culligan trademark five-gallon bottled water.

The Merger has been accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of Culligan. Reconciliation of results of operations of the combined entities for the three months ended June 30, 1997 are as follows:

                                        Three Months
                                           Ended
                                       June 30, 1997
                                       --------------
                                       (in thousands)
Revenues:
 Company (as previously reported)           $693,533
 Culligan                                     99,403
                                            --------
  Combined                                  $792,936
                                            ========

Net income:
 Company (as previously reported)           $ 12,703
 Culligan                                     26,592
                                            --------

  Combined                                  $ 39,295
                                            ========

                               Three Months
                                  Ended
                              June 30, 1997
                              -------------
Income per common share:
 Basic:
  As previously reported         $0.15
                                 =====
  As restated                    $0.31
                                 =====

 Diluted:
  As previously reported         $0.15
                                 =====
  As restated                    $0.30
                                 =====

Concurrent with the merger with and into Culligan, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, redesign its distribution network, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $257.9 million. Included in the charge is approximately $49.2 million of merger expenses incurred to consummate the Culligan transaction including investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs. The plan identifies certain manufacturing facilities, distribution sites, sales and administrative offices, retail outlets and certain related assets that became redundant upon consummation of the Culligan transaction. As a result, the restructuring plan included the closing or reconfiguring of certain facilities and the reduction of the combined work force by approximately 950 employees.
In addition, the plan impaired certain carrying amounts of goodwill and other intangible assets in accordance with SFAS 121, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining the amount of impairment of these assets, the Company valued the assets using the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The components of the merger, restructuring, acquisition and other related charges are as follows:

                                                                           (in thousands)
Merger, integration and other acquisitions costs                              $ 89,773
Write-off of duplicative assets and lease terminations                          79,982
Severance, relocation and related costs                                         50,649
Write-off of goodwill and other intangible assets                               37,516
                                                                              --------
 Total merger, restructuring, acquisition and other related charges           $257,920
                                                                              ========

Cash charges                                                                  $155,396
Non-cash charges                                                               102,524
                                                                              --------
                                                                              $257,920
                                                                              ========

Approximately $86.2 million of merger and restructuring related charges are included in accrued liabilities at June 30, 1998. Additional costs to complete the restructuring plan are not expected to be material.

Prior to the Company's acquisition of Culligan, Culligan acquired Protean plc, including Protean's Analytical and Thermal Division ("A&T"). In connection with the acquisition of A&T, the Company recorded a charge of $3.6 million for purchased in-process research and development projects that had not reached technological feasibility and that had no alternative future use.

After an income tax benefit of $50.5 million, the charges detailed above totaling $261.5 million reduced earnings by $211.0 million.

Note 5.  Comprehensive Income
         --------------------

In the current period, the Company adopted SFAS 130 "Reporting Comprehensive Income", which establishes standards for disclosing comprehensive income in both annual and interim financial statements. Accordingly, the Company's comprehensive income was as follows:

                                                  Three Months Ended
                                                       June 30,
                                                 --------------------
                                                   1997       1998
                                                 --------   ---------
   Net income (loss)                             $39,295    (155,397)
   Foreign currency translation adjustments       (8,178)     (6,907)
                                                 -------    --------
              Comprehensive income (loss)        $31,117    (162,304)
                                                 =======    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues. Revenues for the three months ended June 30, 1998 were $1.1 billion, an increase of $326.4 million or 41.2% from the $792.9 million for the three months ended June 30, 1997. This increase was due primarily to acquisitions completed by the Company subsequent to June 30, 1997. For the three months ended June 30, 1998, revenues from capital equipment sales represented 44.6% of total revenues. Revenues from services, operations, replacement parts and consumables represented 22.5% of total revenues, while revenues from distribution represented 21.4% of total revenues and revenues from consumer products represented 11.5% of total revenues.

Gross Profit.   Gross profit as a percentage of revenue ("gross margin") was
29.6% for the three months ended June 30, 1998 compared to 24.6% in the corresponding period in the prior year. These increases in gross margin for the three months ended June 30, 1998 were due primarily to (i) efficiencies realized as a result of the Company's reorganization plan implemented in the third quarter of the prior year; (ii) certain economies of scale related to the Company's significant growth including enhanced purchasing power; (iii) favorable product mix in the current quarter resulting from the Company's emphasis on selling higher margin value added products and services in the current quarter; and (iv) the incurrence of certain unreimbursed project costs during the quarter ended June 30, 1997 recorded by Kinetics, which was acquired as of December 31, 1997 and accounted for as a pooling of interests.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 were $223.2 million before purchased in-process research and development and merger, restructuring, acquisition and other related charges described below ("certain charges"), an increase of $68.9 million or 44.7% from the $154.3 million for the three months ended June 30, 1997. The increase in these expenses can be attributed primarily to the addition of sales and administrative personnel accompanying the Company's acquisitions completed subsequent to June 30, 1997. During the current period, selling, general and administrative expenses (before certain charges) were 19.9% of revenues compared to 19.5% for the comparable period in the prior year.

Merger, Restructuring, Acquisition and Other Related Charges. Concurrent with the merger with and into Culligan, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, redesign its distribution network, improve efficiency and enhance its competitiveness. This restructuring plan resulted in a pre-tax charge of $257.9 million.
Included in the charge is approximately $49.2 million of merger expenses incurred to consummate the Culligan transaction including investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs. The plan identifies certain manufacturing facilities, distribution sites, sales and administrative offices, retail outlets and certain related assets that became redundant upon consummation of the Culligan transaction. As a result, the restructuring plan included the closing or reconfiguring of certain facilities and the reduction of the combined work force by approximately 950 employees.
In addition, the plan impaired certain carrying amounts of goodwill and other intangible assets in accordance with SFAS 121, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining the amount of impairment of these assets, the Company valued the assets using the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The components of the merger, restructuring, acquisition and other related charges are as follows:

                                                                         (in thousands)
Merger, integration and other acquisitions costs                              $ 89,773
Write-off of duplicative assets and lease terminations                          79,982
Severance, relocation and related costs                                         50,649
Write-off of goodwill and other intangible assets                               37,516
                                                                              --------
 Total merger, restructuring, acquisition and other related charges           $257,920
                                                                              ========

Cash charges                                                                  $155,396
Non-cash charges                                                               102,524
                                                                              --------
                                                                              $257,920
                                                                              ========

Approximately $86.2 million of merger and restructuring related charges are included in accrued liabilities at June 30, 1998. Additional costs to complete the restructuring plan are not expected to be material.

Prior to the Company's acquisition of Culligan, Culligan acquired Protean plc, including Protean's Analytical and Thermal Division ("A&T"). In connection with the acquisition of A&T, the Company recorded a charge of $3.6 million for purchased in-process research and development projects that had not reached technological feasibility and that had no alternative future use.

After an income tax benefit of $50.5 million, the charges detailed above totaling $261.5 million reduced earnings by $211.0 million.

Interest Expense. Interest expense increased to $25.6 million for the three months ended June 30, 1998 from $11.0 million for the corresponding period in the prior year. Interest expense for the three months ended June 30, 1998 consisted primarily of interest on the Company's (i) 6.0% Convertible Subordinated Notes issued on September 18, 1995 due 2005, (ii) 4.5% Convertible Subordinated Notes issued on December 11, 1996 due 2001, (iii) 6.375% Remarketable or Redeemable Securities issued May 15, 1998 due 2011 (Remarketing Date May 15, 2001), (iv) 6.5% Remarketable or Redeemable Securities due 2013 (Remarketing date May 15, 2003), (v) other long-term debt bearing interest at rates ranging from 2.0% to 10.1% and (vi) borrowings under the Company's Senior Credit Facility. At June 30, 1998, the Company had cash and short-term investments of $59.3 million.

Income Taxes. The Company recorded an income tax benefit of $19.6 million for the three months ended June 30, 1998 as compared to income tax expense of $23.4 million in the comparable period in the prior year. Before non-recurring charges, income tax expense was $30.9 million or an effective tax rate of 35.7% for the three months ended June 30, 1998 as compared to 37.1% for the comparable period in the prior year.

Net Income.  Income before non-recurring charges for the three months ended
June 30, 1998 was $55.6 million, an increase of $15.9 million from the $39.7 million for the three months ended June 30, 1997. After non-recurring charges, net loss in the three months ended June 30, 1998 was $155.4 million as compared to net income of $39.3 million in the corresponding period in the prior year. (Net income in quarter ended June 30, 1997 included a one-time after tax gain of $18.8 million or $0.15 per diluted share on Culligan's disposition of an investment in an affiliate.) Net income (loss) per common share for the three months ended June 30, 1997 and 1998 were as follows:

                                    Three Months Ended
                                          June 30,
                                    -------------------
                                      1997       1998
                                    --------   --------
   Basic                             $0.31     (0.98)
                                     =====     =====
   Diluted                           $0.30     (0.98)
                                     =====     =====

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's Senior Credit Facility. At June 30, 1998, the Company had working capital of $870.3 million including cash and short-term investments of $59.3 million. On May 15, 1998, the Company issued $500.0 million 6.375% Remarketable or Redeemable Securities due 2011 (remarketing date May 15, 2001) and $400.0 million 6.50% Remarketable or Redeemable Securities due 2013 (remarketing date May 15, 2003) (collectively, the "ROARS"). The net proceeds from the sale of the ROARS, including a premium payment to the Company by Nationsbanc Montgomery Securities LLC, were $913.6 million. The net proceeds were used to repay indebtedness under the Senior Credit Facility, indebtedness assumed in the acquisition of Memtec, and a portion of the indebtedness assumed in the acquisition of Culligan. The Company's long-term debt at June 30, 1998 consisted of (i) $140.0 million of 6.0% Convertible Subordinated Notes due 2005; (ii) $414.0 million of 4.5% Convertible Subordinated Notes due 2001; (iii) $500.0 million of ROARS due 2011 (remarketing date May 15, 2001); (iv) $400.0 million of ROARS due 2013 (remarketing date May 15, 2003); (v) other long-term debt of $94.9 million bearing interest at rates ranging from 2.0% to 10.1%.

As of June 30, 1998, the Company had a Senior Credit Facility which provides credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $329.8 million and outstanding letters of credit of $50.4 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.45% above certain Eurocurrency rates or 0.15% above BankBoston's base rate. The Senior Credit Facility expires December 2001 and is subject to customary and usual terms.

The Company believes its current cash position, cash flow from operations, and available borrowings under the Company's Senior Credit Facility will be adequate to meet its anticipated cash needs from working capital, revenue growth, scheduled debt repayment and capital investment objectives for at least the next twelve months.

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

     Reliance on Key Personnel. The operations of the Company are dependent on the continued efforts of senior management, in particular Richard J. Heckmann, the Company's Chairman of the Board, President and Chief Executive Officer. The Company has entered into an employment agreement with Mr. Heckmann, and the Company is considering employment agreements for other members of senior management, most of whom do not currently have such agreements, although the names of such members have yet to be determined. There can be no assurance that the Company will enter into employment agreements with members of senior management. Should any of the Company's senior managers be unable or choose not to continue in their present roles, the Company's prospects could be adversely affected.

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

  In that regard, at a Connecticut ion exchange resin regeneration facility (the "South Windsor Facility") operated by a wholly owned subsidiary of the Company (the "South Windsor Subsidiary"), acquired by the Company in October 1995 from Anjou International Company ("Anjou"), U.S. federal and state environmental regulatory authorities issued certain notices of violation alleging multiple violations of applicable wastewater pretreatment standards. The South Windsor Subsidiary reached an agreement with the U.S. Attorney's Office and the U.S. Environmental Protection Agency ("USEPA") to settle all agency claims and investigations relating to this matter by entering into a plea agreement pursuant to which the South Windsor Subsidiary would plead guilty to violating the Clean Water Act. The settlement provides for a payment of $1.36 million, which includes a criminal penalty of $1.0 million and annual environmental compliance audits at the South Windsor Facility for five years among other things. On June 10, 1998, the South Windsor Subsidiary pled guilty to a single count information alleging violations of the federal Clean Water Act in the United States District Court for the District of Connecticut. Sentencing in the case has been set for September 1, 1998. The Company believes that this settlement will conclude this matter in its entirety; however, the settlement does not include a formal release of all liabilities in this regard. The Company has certain rights of indemnification from Anjou which may be available with respect to this matter pursuant to the laws of the State of New York or the Stock Purchase Agreement dated as of August 30, 1995 among the Company, Anjou and Polymetrics, Inc.

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

  Impact of Recently Issued Accounting Standards. In June 1997, FASB issued a new statement titled "Disclosures about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently determining required disclosure under this new standard and will include the disclosures in its next annual report.

  In June 1998, FASB issued a new statement titled "Accounting for Derivative Instruments and Hedging Activities". The new statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

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

               N/A


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

27.0   Financial Data Schedule

The Company filed six Current Reports on Forms 8-K and 8-K/A during the quarter ended June 30, 1998, as follows:

(1) May 12, 1998, reporting certain financial information relating to Protean plc, a United Kingdom corporation ("Protean"), and The Water Filtration Business ("Ametek") formerly a wholly owned subsidiary of Ametek, Inc., which the Company acquired in its acquisition of Culligan Water Technologies, Inc.

(2) June 2, 1998, announcement of the Company's issuance of $900 million of unsecured remarketable or redeemable securities to qualified institutional buyers.

(3) June 23, 1998, announcement of the completion of the Company's acquisition of Culligan Water Technologies, Inc.

(4) May 12, 1998, amendment to 8-K dated January 16, 1998, restating certain of the Company's financial information as a result of the Company's acquisition of The Kinetics Group, Inc.

(5) May 14, 1998, amendment to 8-K dated January 16, 1998, restating the Company's historical financial information as a result of the Company's acquisition of The Kinetics Group, Inc. and disclosing the Company's possible issuance of $750 to $900 million of unsecured redeemable or remarketable securities to qualified institutional buyers.

(6) May 14, 1998, amendment to 8-K dated February 9, 1998, disclosing the Company's possible issuance of $750 to $900 million of unsecured redeemable or remarketable securities to qualified institutional buyers.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           UNITED STATES FILTER CORPORATION




                           By:  /s/ Kevin L. Spence
Dated: August 13, 1998        --------------------------------------------------
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