Form 10-Q/A
period 1998-06-30
UNITED STATES FILTER CORP
filed 1998-11-09
CIK 318025

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
                                 =====

Concurrent with the merger with Culligan, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, redesign its distribution network, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $257.9 million. Included in the charge is approximately $49.2 million of merger-related expenses incurred to consummate the Culligan transaction, including investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs. Integration and other acquisition costs of approximately $40.6 million were incurred during the quarter to combine the operations of Culligan and the Company, and consist of travel, training, payroll and benefit plan conversions, legal and consulting fees and other one-time charges related to the transaction. The plan identifies certain manufacturing facilities, distribution sites, sales and administrative offices, retail outlets and certain related assets that became redundant upon consummation of the Culligan transaction. As a result, and in accordance with SFAS 121, an impairment loss was recognized and idle assets were written down to the lower of their carrying cost or net realizable value. These assets will not be depreciated while they are held for disposal. Assets with remaining service lives were written down to the extent that carrying amounts exceeded future discounted cash flows and estimated proceeds from disposal. Had the Company not recognized the impairment losses, the resulting depreciation expense for the two-week period ended June 30, 1998 would not have been material to reported results. These assets have a carrying value of approximately $62.3 million as of June 30, 1998 and are expected to be disposed of during the Company's current fiscal year.

The restructuring plan also resulted in the reduction of the combined workforce by 950 employees consisting of 123 management personnel, 295 administrative personnel, 444 manufacturing personnel and 88 sales personnel. In addition, the plan impaired certain carrying amounts of goodwill and other intangible assets in accordance with SFAS 121, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining the amount of impairment of these assets, the Company valued the assets based on the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The components of the merger, restructuring, acquisition and other related charges are as follows:

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

Merger, Restructuring, Acquisition and Other Related Charges. Concurrent with the merger with Culligan, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, redesign its distribution network, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $257.9 million. Included in the charge is approximately $49.2 million of merger-related expenses incurred to consummate the Culligan transaction, including investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs. Integration and other acquisition costs of approximately $40.6 million were incurred during the quarter to combine the operations of Culligan and the Company, and consist of travel, training, payroll and benefit plan conversions, legal and consulting fees and other one-time charges related to the transaction. The plan identifies certain manufacturing facilities, distribution sites, sales and administrative offices, retail outlets and certain related assets that became redundant upon consummation of the Culligan transaction. As a result, and in accordance with SFAS 121, an impairment loss was recognized and idle assets were written down to the lower of their carrying cost or net realizable value. These assets will not be depreciated while they are held for disposal. Assets with remaining service lives were written down to the extent that carrying amounts exceeded future discounted cash flows and estimated proceeds from disposal. Had the Company not recognized the impairment losses, the resulting depreciation expense for the two-week period ended June 30, 1998 would not have been material to reported results. These assets have a carrying value of approximately $62.3 million as of June 30, 1998 and are expected to be disposed of during the Company's current fiscal year.

The restructuring plan also resulted in the reduction of the combined work force by 950 employees consisting of 123 management personnel, 295 administrative personnel, 444 manufacturing personnel and 88 sales personnel. In addition, the plan impaired certain carrying amounts of goodwill and other intangible assets in accordance with SFAS 121, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining the amount of impairment of these assets, the Company valued the assets based on the present value of estimated expected future cash flows using discount rates commensurate with the risks involved. The components of the merger, restructuring, acquisition and other related charges are as follows:

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



                           UNITED STATES FILTER CORPORATION




                              By:  /s/ Kevin L. Spence
Dated: November 8, 1998       --------------------------------------------------
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