Form 10-Q
period 1998-09-30
UNITED STATES FILTER CORP
filed 1998-11-16
CIK 318025

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

{X} Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------

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

The number of shares of common stock, $.01 par value, outstanding as of November 13, 1998 was 171,903,477 shares.



                                                  Total number of pages 25
                                                                        --

THERE ARE 12 EXHIBITS FILED WITH THIS REPORT

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                             March  31, 1998    September 30, 1998
                                                             ---------------    ------------------
                                                                      (in thousands)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                     $   66,917              58,028
 Short-term investments                                               241                 116
 Accounts receivable, net                                         873,890           1,053,419
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                            217,935             223,103
 Inventories                                                      473,698             526,508
 Prepaid expenses                                                  16,471              31,988
 Deferred taxes                                                   151,107             174,279
 Other current assets                                              51,377              51,429
                                                               ----------           ---------
   Total current assets                                         1,851,636           2,118,870
                                                               ----------           ---------

Property, plant and equipment, net                                960,019           1,044,339
Investment in leasehold interests, net                             21,699              20,286
Costs in excess of net assets of businesses acquired, net       1,312,776           1,366,356
Other assets                                                      319,315             284,732
                                                               ----------           ---------
                                                               $4,465,445           4,834,583
                                                               ==========           =========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1998 AND SEPTEMBER 30, 1998 (CONTINUED)
                                  (UNAUDITED)

                                                             March  31, 1998    September 30, 1998
                                                             ---------------    ------------------
                                                                      (in thousands)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $  357,260               404,747
   Accrued liabilities                                            535,329               611,600
   Current portion of long-term debt                              118,849                23,783
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                              90,073                81,245
   Other current liabilities                                       45,702                96,430
                                                               ----------             ---------
     Total current liabilities                                  1,147,213             1,217,805
                                                               ----------             ---------

Notes payable                                                     574,806               450,910
Long-term debt, excluding current portion                         404,416                65,783
Convertible subordinated debentures                               554,000               414,000
Redeemable or remarketable securities                                   -               900,000
Deferred taxes                                                     82,910                64,092
Other liabilities                                                 110,662               152,307
                                                               ----------             ---------
     Total liabilities                                          2,874,007             3,264,897
                                                               ----------             ---------

Shareholders' equity:
  Preferred stock, authorized 3,000 shares                              -                     -
  Common stock, par value $.01.  Authorized 300,000
   shares; 155,825 and 170,275 shares issued and
   outstanding at March 31, 1998 and September 30, 1998,
   respectively                                                     1,558                 1,703
  Additional paid-in capital                                    1,945,223             2,060,898
  Currency translation adjustment                                 (57,282)              (71,304)
  Accumulated deficit                                            (298,061)             (421,611)
                                                               ----------             ---------
     Total shareholders' equity                                 1,591,438             1,569,686
                                                               ----------             ---------

Commitments and contingencies
                                                               $4,465,445             4,834,583
                                                               ==========             =========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX  MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)

                                                           Three Months              Six Months
                                                               Ended                   Ended
                                                          September 30,             September 30,
                                                      ----------------------   -----------------------
                                                        1997         1998         1997         1998
                                                      ---------   ----------   ----------   ----------
                                                         (in thousands, except per share data)
Revenues                                              $938,358    1,225,882    1,731,294    2,345,213
Costs of sales                                         698,491      861,445    1,296,064    1,649,614
                                                      --------    ---------    ---------    ---------
 Gross profit                                          239,867      364,437      435,230      695,599

Selling, general and administrative expenses           176,416      244,415      330,666      467,579
Purchased in-process research and
 development                                                 -            -            -        3,558
Merger, restructuring, acquisition and other
 related charges                                             -            -            -      257,920
                                                      --------    ---------    ---------    ---------
                                                       176,416      244,415      330,666      729,057
                                                      --------    ---------    ---------    ---------

 Operating income (loss)                                63,451      120,022      104,564      (33,458)

Other income (expense):
 Interest expense                                      (12,883)     (29,533)     (23,878)     (55,181)
 Gain on disposition of affiliate                            -            -       31,098            -
 Interest and other income, net                          1,287        3,603        2,782        7,730
                                                      --------    ---------    ---------    ---------
                                                       (11,596)     (25,930)      10,002      (47,451)
                                                      --------    ---------    ---------    ---------

 Income (loss) before income taxes                      51,855       94,092      114,566      (80,909)

Income tax expense                                      18,292       33,881       41,708       14,277
                                                      --------    ---------    ---------    ---------

 Net income (loss)                                    $ 33,563       60,211       72,858      (95,186)
                                                      ========    =========    =========    =========

Net income (loss) per common share:

    Basic                                             $   0.26         0.37         0.57        (0.59)
                                                      ========    =========    =========    =========

    Diluted                                           $   0.25         0.36         0.56        (0.59)
                                                      ========    =========    =========    =========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)


                                                                           1997        1998
                                                                        ----------   ---------
                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $  72,858     (95,186)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Deferred income taxes                                                      (6,967)    (42,036)
Provision for doubtful accounts                                             4,581      10,264
Depreciation                                                               40,523      52,120
Amortization                                                               15,565      25,877
Merger, restructuring, acquisition and other related
  cash charges                                                                  -     155,396
Write-off of in-process research and development
  and goodwill                                                                  -      40,818
Gain on disposition of investment in affiliate                            (31,098)          -
(Gain) loss on sale or disposal of property, plant and equipment             (217)     29,724
Change in operating assets and liabilities:
    Increase in accounts receivable                                       (93,464)   (113,688)
    Increase in costs and estimated earnings in excess
        of billings on uncompleted contracts                              (11,062)       (430)
    Increase in inventories                                               (43,079)    (28,798)
    Increase in other assets                                              (18,552)    (34,577)
    Increase in accounts payable and accrued expenses                      28,301      40,859
    Increase (decrease) in billings in excess of costs and
        estimated earnings on uncompleted contracts                        16,683     (21,231)
    Increase (decrease) in other liabilities                               (1,980)      1,243
                                                                        ---------    --------
         Net cash provided by (used in) operating activities              (27,908)     20,355
                                                                        ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of property, plant and equipment                     (56,136)    (88,413)
Payment for purchase of acquisitions, including certain
  merger and restructuring charges, net of cash acquired                 (111,814)   (256,110)
Proceeds from disposal of equipment                                         6,594       6,297
Proceeds from disposition of investment in affiliate                       50,897           -
Sale (purchase) of short-term investments                                  (9,608)        125
                                                                        ---------    --------
         Net cash used in investing activities                           (120,067)   (338,101)
                                                                        ---------    --------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (CONTINUED)
                                  (UNAUDITED)


                                                                    1997       1998
                                                                  --------   ---------
                                                                   (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of remarketable or
  redeemable securities                                                 -     913,637
Net proceeds from issuance of common stock                          2,574           -
Proceeds from exercise of common stock options                        538       1,455
Redemption of convertible subordinated debentures                       -     (81,527)
Principal payments on long-term debt                              (16,711)   (465,308)
Net (payments) proceeds from borrowings on notes payable           63,008     (59,400)
Dividends paid                                                        (50)          -
                                                                  -------    --------
     Net cash provided by financing activities                     49,359     308,857
                                                                  -------    --------
     Net decrease in cash and cash equivalents                    (98,616)     (8,889)
Cash and cash equivalents at March 31, 1997 and 1998              144,128      66,917
                                                                  -------    --------
Cash and cash equivalents at September 30, 1997 and 1998          $45,512      58,028
                                                                  =======    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                     $21,304      37,175
                                                                  =======    ========
     Cash paid during the period for income taxes                 $31,737      16,823
                                                                  =======    ========


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



                                                              Three Months Ended    Six Months Ended
                                                                September 30,        September 30,
                                                              ------------------   ------------------
                                                                1997      1998      1997       1998
                                                              --------   -------   -------   --------
                                                               (in thousands, except per share data)
BASIC
Net income (loss) applicable to common shares                  $33,563    60,211    72,858   (95,186)
                                                               =======   =======   =======   =======

Weighted average common shares outstanding                     130,461   164,601   128,274   161,271
                                                               =======   =======   =======   =======

Basic income (loss) per common share                           $  0.26      0.37      0.57     (0.59)
                                                               =======   =======   =======   =======


                                                     Three Months Ended      Six Months Ended
                                                       September 30,           September 30,
                                                   ----------------------   -------------------
                                                   1997            1998     1997         1998
                                                   -----          -------   ----       --------
                                                         (in thousands, except per share data)
DILUTED
Net income (loss) applicable to common shares     $ 33,563         60,211     72,858   (95,186)
Add:
 Effect on net income of conversion of
  convertible subordinated debentures                  -  *         3,312       -   *     -    **
                                                  --------        -------    -------   -------
Adjusted net income (loss) applicable to
 common shares                                    $ 33,563         63,523     72,858   (95,186)
                                                  ========        =======    =======   =======

Weighted average shares outstanding                130,461        164,601    128,274   161,271
Add:
 Assumed conversion of subordinated
  debentures                                           -  *        10,481       -   *     -    **
 Exercise of options                                 2,687          2,960      2,495      -    **
                                                  --------        -------    -------   -------

Adjusted weighted average shares outstanding       133,148        178,042    130,769   161,271
                                                  ========        =======    =======   =======
Diluted income (loss) per common share            $   0.25           0.36       0.56     (0.59)
                                                  ========        =======    =======   =======

_________________

   * The calculation of Diluted EPS does not assume conversion of subordinated debentures for the three and six months ended September 30, 1997 as the effect would be antidilutive to income per common share.

   ** The calculation of Diluted EPS does not assume conversion of subordinated debentures or exercise of stock options for the six months ended September 30, 1998 as the effect would be antidilutive to loss per share. Under the treasury stock method, the exercise of all outstanding options would have increased the weighted average number of shares by 3.0 million for the six months ended September 30, 1998.


Note 2.      Inventories
             -----------

Inventories at March 31, 1998 and September 30, 1998 consist of the following:

                                                           March 31, 1998   September 30, 1998
                                                           --------------   ------------------
                                                                     (in thousands)
            Raw materials                                    $130,501              150,847
            Work-in-progress                                  102,198              100,301
            Finished goods                                    240,999              275,360
                                                             --------              -------
                                                             $473,698              526,508
                                                             ========              =======

Note 3.  Debt
         ----

Notes Payable. As of September 30, 1998, the Company had a Senior Credit Facility which provides credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $450.9 million and outstanding letters of credit of $52.3 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.45% above certain Eurocurrency rates or 0.15% above BankBoston's base rate. The Senior Credit Facility expires October 2002 and is subject to customary and usual terms.

Remarketable or Redeemable Securities Issuance. On May 15, 1998, the Company issued $500.0 million 6.375% Remarketable or Redeemable Securities due 2011 (remarketing date May 15, 2001) and $400.0 million 6.50% Remarketable or Redeemable Securities due 2013 (remarketing date May 15, 2003) (collectively, the "ROARS"). The net proceeds from the sale of the ROARS, including a premium payment to the Company by Nationsbanc Montgomery Securities LLC, were $913.6 million. The net proceeds were used to repay indebtedness under the Senior Credit Facility, indebtedness assumed in the acquisition of Memtec Limited, and a portion of the indebtedness assumed in the acquisition of Culligan Water Technologies, Inc. ("Culligan").

Convertible Subordinated Debt. As of September 30, 1998, the Company had outstanding $414.0 million aggregate principal amount of 4.5% Convertible Subordinated Debentures due December 15, 2001 (the "Debentures"). The Debentures are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $39.50 per share.

On September 23, 1998, the Company redeemed approximately $81.5 million of the $140.0 million aggregate principal amount of 6% Convertible Subordinated Notes due September 15, 2005 (the "Notes"). The redemption was financed with borrowings under the Senior Credit Facility. The remaining notes were converted into approximately 3.2 million shares of the Company's common stock.

Note 4.  Acquisition
         -----------

On June 15, 1998, a wholly owned subsidiary of the Company consummated the acquisition of Culligan in a tax-free reorganization. The Company issued 48.6 million shares of the Company's common stock for all of the outstanding common stock of Culligan (1.875 shares of the Company's common stock for each outstanding share and each outstanding option or other right to acquire a share of Culligan common stock, par value $.01). In addition, the Company assumed approximately $491.7 million of third party debt.

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

The acquisition has been accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of Culligan. Reconciliation of results of operations of the combined entities for the three and six months ended September 30, 1997 are as follows:


                                         Three Months           Six Months
                                             Ended                 Ended
                                       September 30, 1997    September 30, 1997
                                       ------------------    ------------------
                                                   (in thousands)
Revenues:
 Company (as previously reported)           $823,593            1,517,126
 Culligan                                    114,765              214,168
                                            --------            ---------
  Combined                                  $938,358            1,731,294
                                            ========            =========

Net income:
 Company (as previously reported)           $ 24,091               36,794
 Culligan                                      9,472               36,064
                                            --------            ---------
  Combined                                  $ 33,563               72,858
                                            ========            =========

Income per common share:
 Basic:
  As previously reported                    $   0.27                 0.42
                                            ========            =========
  As restated                               $   0.26                 0.57
                                            ========            =========

 Diluted:
  As previously reported                    $   0.26                 0.41
                                            ========            =========
  As restated                               $   0.25                 0.56
                                            ========            =========


Concurrent with the merger with Culligan, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, redesign its distribution network, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $257.9 million in the six months ended September 30, 1998. Included in the charge is approximately $49.2 million of merger-related expenses incurred to consummate the Culligan transaction, including investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs. Integration and other acquisition costs of approximately $40.6 million were incurred during the six months ended September 30, 1998 to combine the operations of Culligan and the Company and consist of travel, training, payroll and benefit plan conversions, legal and consulting fees and other one-time charges related to the transaction. The plan identifies certain manufacturing facilities, distribution sites, sales and administrative offices, retail outlets and certain related assets that became redundant upon consummation of the Culligan transaction. As a result, and in accordance with SFAS 121, an impairment loss was recognized and idle assets were written down to the lower of their carrying cost or net realizable value. These assets will not be depreciated while they are held for disposal. Assets with remaining service lives were written down to the extent that carrying amounts exceeded future discounted cash flows and estimated proceeds from disposal. Had the Company not recognized the impairment losses, the resulting depreciation expense for the period beginning with the plan's implementation and ending September 30, 1998 would not have been material to reported results. These assets have a carrying value of approximately $58.8 million as of September 30, 1998 and are expected to be disposed of during the Company's current fiscal year.

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
                                                                              --------
                                                                              $257,920
                                                                              ========

Approximately $32.9 million of merger and restructuring related charges are included in accrued liabilities at September 30, 1998. Additional costs to complete the restructuring plan are not expected to be material.

Prior to the Company's acquisition of Culligan, Culligan acquired Protean plc, including Protean's Analytical and Thermal Division ("A&T"). In connection with Culligan's acquisition of A&T, the Company recorded a charge of $3.6 million in the six months ended September 30, 1998 for purchased in-process research and development projects that had not reached technological feasibility and that had no alternative future use.

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


Note 5.  Comprehensive Income
         --------------------

In the current period, the Company adopted SFAS 130 "Reporting Comprehensive Income", which establishes standards for disclosing comprehensive income in both annual and interim financial statements. Accordingly, the Company's comprehensive income was as follows:

                                                   Three Months Ended      Six Months Ended
                                                     September 30,          September 30,
                                                  --------------------   --------------------
                                                    1997        1998       1997       1998
                                                  ---------   --------   --------   ---------
                                                   (in thousands, except per share data)
Net income (loss)                                 $ 33,563     60,211     72,858     (95,186)

Foreign currency translation adjustments           (11,410)    (7,115)   (19,588)    (14,022)
                                                  --------     ------    -------    --------

         Comprehensive income (loss)              $ 22,153     53,096     53,270    (109,208)
                                                  ========     ======    =======    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues. Revenues for the three months ended September 30, 1998 were $1.2 billion, an increase of $287.5 million or 30.6% from the $938.4 million for the three months ended September 30, 1997. Revenues for the six months ended September 30, 1998 were $2.3 billion, an increase of $0.6 billion or 35.5% from the $1.7 billion for the six months ended September 30, 1997. These increases were due primarily to acquisitions completed by the Company subsequent to September 30, 1997. For the six months ended September 30, 1998, revenues from capital equipment sales represented 47.5% of total revenues. Revenues from services, operations, replacement parts and consumables represented 22.4% of total revenues, while revenues from distribution represented 22.1% of total revenues and revenues from consumer products represented 8.0% of total revenues.

Gross Profit.   Gross profit as a percentage of revenue ("gross margin") was
29.7% for the three months ended September 30, 1998 compared to 25.6% in the corresponding period in the prior year. Gross margin was 29.7% for the six months ended September 30, 1998 compared to 25.1% in the corresponding period in the prior year. These increases in gross margin for the three and six month periods ended September 30, 1998 were due primarily to (i) efficiencies realized as a result of the Company's reorganization plans implemented in the third quarter of the prior year and the first quarter of the current year; (ii) certain economies of scale related to the Company's significant growth including enhanced purchasing power; (iii) favorable product mix in the current period resulting from the Company's emphasis on selling higher margin value added products and services in the current period; and (iv) the incurrence of certain unreimbursed project costs during the six months ended September 30, 1997 recorded by Kinetics, which was acquired by the Company as of December 31, 1997 and accounted for as a pooling of interests.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 were $244.4 million, an increase of $68.0 million or 38.5% from the $176.4 million for the three months ended September 30, 1997. During this period, selling, general and administrative expenses were 19.9% of revenues compared to 18.8% for the comparable period in the prior year. For the six months ended September 30, 1998 selling, general and administrative expenses, before purchased in-process research and development and merger, restructuring, acquisition and other related charges described below ("certain charges"), increased $136.9 million to $467.6 million as compared to $330.7 million in the comparable period in the prior year. During this period selling, general and administrative expenses before certain charges were 19.9% of revenues compared to 19.1% for the comparable period in the prior year. The increase in selling, general and administrative expenses before certain charges in the three months and six months ended September 30, 1998 can be attributed primarily to acquisitions completed subsequent to September 30, 1997.

Merger, Restructuring, Acquisition and Other Related Charges. Concurrent with the merger with Culligan, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, redesign its distribution network, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $257.9 million in the six months ended September 30, 1998. Included in the charge is approximately $49.2 million of merger-related expenses incurred to consummate the Culligan transaction, including investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs. Integration and other acquisition costs of approximately $40.6 million were incurred during the six months ended September 30, 1998 to combine the operations of Culligan and the Company, and consist of travel, training, payroll and benefit plan conversions, legal and consulting fees and other one-time charges related to the transaction. The plan identifies certain manufacturing facilities, distribution sites, sales and administrative offices, retail outlets and certain related assets that became redundant upon consummation of the Culligan transaction. As a result, and in accordance with SFAS 121, an impairment loss was recognized and idle assets were written down to the lower of their carrying cost or net realizable value. These assets will not be depreciated while they are held for disposal. Assets with remaining service lives were written down to the extent that carrying amounts exceeded future discounted cash flows and estimated proceeds from disposal. Had the Company not recognized the impairment losses, the resulting depreciation expense for the period beginning with the plan's implementation and ending September 30, 1998 would not have been material to reported results. These assets have a carrying value of approximately $58.8 million as of September 30, 1998 and are expected to be disposed of during the Company's current fiscal year.

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
                                                                              --------
                                                                              $257,920
                                                                              ========

Approximately $32.9 million of merger and restructuring related charges are included in accrued liabilities at September 30, 1998. Additional costs to complete the restructuring plan are not expected to be material.

Prior to the Company's acquisition of Culligan, Culligan acquired Protean plc, including Protean's Analytical and Thermal Division ("A&T"). In connection with Culligan's acquisition of A&T, the Company recorded a charge of $3.6 million in the six months ended September 30, 1998 for purchased in-process research and development projects that had not reached technological feasibility and that had no alternative future use.

After an income tax benefit of $50.5 million, the charges detailed above totaling $261.5 million reduced earnings by $211.0 million for the six months ended September 30, 1998.

Interest Expense. Interest expense increased to $29.5 million for the three months ended September 30, 1998 from $12.9 million for the corresponding period in the prior year. Interest expense increased to $55.2 million for the six months ended September 30, 1998 from $23.9 million for the corresponding period in the prior year. Interest expense for the three and six months ended September 30, 1998 consisted primarily of interest on the Company's (i) 6.0% Convertible Subordinated Notes issued on September 18, 1995 due 2005, (which were redeemed or converted during the current quarter as discussed below) (ii) 4.5% Convertible Subordinated Notes issued on December 11, 1996 due 2001, (iii) 6.375% Remarketable or Redeemable Securities issued May 15, 1998 due 2011 (Remarketing Date May 15, 2001), (iv) 6.5% Remarketable or Redeemable Securities due 2013 (Remarketing date May 15, 2003), (v) other long-term debt bearing interest at rates ranging from 2.0% to 10.1% and (vi) borrowings under the Company's Senior Credit Facility. At September 30, 1998, the Company had cash and short-term investments of $58.1 million.

Income Taxes. Income tax expense for the three months ended September 30, 1998 increased to $33.9 million from $18.3 million in the corresponding period in the
prior year.   The Company's effective tax rate for the current period was 36.0%
which was nominally higher than the effective tax rate of 35.3% for the second quarter in the prior year. The Company recorded income tax expense of $14.3 million for the six months ended September 30, 1998, a decrease of $27.4 million from income tax expense of $41.7 million in the comparable period in the prior year. Before certain charges, income tax expense was $64.8 million or an effective tax rate of 35.9% for the six months ended September 30, 1998 as compared to 36.4% for the comparable period in the prior year.

Net Income. Net income for the three months ended September 30, 1998 was $60.2 million, an increase of $26.6 million from the $33.6 million for the three months ended September 30, 1997. Income before certain charges for the six months ended September 30, 1998 was $115.8 million, an increase of $42.9 million from the $72.9 million for the six months ended September 30, 1997. Net income in the six months ended September 30, 1997 included a one-time after tax gain of $18.8 million or $0.15 per diluted share on Culligan's disposition of an investment in an affiliate. After non-recurring charges, net loss in the six months ended September 30, 1998 was $95.2 million. Net income (loss) per common share for the three and six months ended September 30, 1997 and 1998 were as follows:

                   Three Months Ended   Six Months Ended
                     September 30,        September 30,
                   ------------------   -----------------
                     1997      1998      1997      1998
                   --------   -------   ------   --------
                   (in thousands, except per share data)

Basic               $0.26      0.37      0.57     (0.59)
                    =====      ====      ====     =====

Diluted             $0.25      0.36      0.56     (0.59)
                    =====      ====      ====     =====

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's Senior Credit Facility. At September 30, 1998, the Company had working capital of $901.1 million including cash and short-term investments of $58.1 million. On May 15, 1998, the Company issued $500.0 million 6.375% Remarketable or Redeemable Securities due 2011 (remarketing date May 15, 2001) and $400.0 million 6.50% Remarketable or Redeemable Securities due 2013 (remarketing date May 15, 2003) (collectively, the "ROARS"). The net proceeds from the sale of the ROARS, including a premium payment to the Company by Nationsbanc Montgomery Securities LLC, were $913.6 million. The net proceeds were used to repay indebtedness under the Senior Credit Facility, indebtedness assumed in the acquisition of Memtec, and a portion of the indebtedness assumed in the
acquisition of Culligan.   The Company's long-term debt at September 30, 1998
consisted of (i) $414.0 million of 4.5% Convertible Subordinated Notes due 2001;
(ii) $500.0 million of ROARS due 2011 (remarketing date May 15, 2001); (iii) $400.0 million of ROARS due 2013 (remarketing date May 15, 2003); and (iv) other long-term debt of $89.6 million bearing interest at rates ranging from 2.0% to 10.1%.

As of September 30, 1998, the Company had a Senior Credit Facility which provides credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $450.9 million and outstanding letters of credit of $52.3 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.45% above certain Eurocurrency rates or 0.15% above BankBoston's base rate. The Senior Credit Facility expires October 2002 and is subject to customary and usual terms.

On September 23, 1998, the Company redeemed approximately $81.5 million of the $140.0 million aggregate principal amount of 6% Convertible Subordinated Notes due September 15, 2005 (the "Notes"). The redemption was financed with borrowings under the Senior Credit Facility. The remaining Notes were converted into approximately 3.2 million shares of the Company's common stock.

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

Earnings Variation Due to Business Cycles and Seasonal Factors. Our operating results can experience quarterly or annual variations due to business cycles,
seasonality and other factors.   The market price for our common stock may
decrease if our operating results do not meet the expectations of stock market analysts.

About 45% of our sales are of capital equipment. Sales of capital equipment are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors.

In addition, operating results of some of our business segments are significantly influenced, along with other factors such as interest rates, by particular business cycles and seasonality, including:

                                           BUSINESS CYCLES
                                             AND SEASONS
        SEGMENT                           AFFECTING RESULTS
        -------                           -----------------
Waterworks                        .  Real estate development
Distribution                      .  Housing starts
                                  .  Winter months in temperate regions
                                  .  Industrial capital spending

Consumer and Commercial           .  Consumer spending
                                  .  Housing starts

Industrial Products and           .  Microelectronics
 Services                         .  Pharmaceutical
                                  .  Biotechnology
                                  .  Municipal spending

Profit Uncertainty in Fixed-Price Contracts. Contracts with fixed prices make up a significant portion of our revenues. If our original cost estimates are incorrect, there are delays in scheduled deliveries or we otherwise do not progress under a fixed-price contract as we expected, the profits under that contract could decrease, or we could lose money on that contract. When our estimates of cost change for fixed-price contracts, we record adjustments in our financial statements, and any future downward adjustments could be material.

Competition. We compete against many companies in fragmented, competitive markets and we have fewer resources than some of those companies. Our businesses compete within and outside the United States principally on the basis of the following factors:

           BUSINESS                                    FACTORS
           --------                                    -------
          Water and               .  Product quality and specifications
          Wastewater              .  Technology
          Treatment               .  Reliability
                                  .  Price (can predominate among competitors in
                                     the wastewater treatment business that have
                                     sufficient technical qualifications,
                                     particularly in the municipal contract bid
                                     process)
                                  .  Customized design and technical qualifications
                                  .  Reputation
                                  .  Prompt local service

        Filtration and            .  Price
          Separation              .  Technical expertise
                                  .  Product quality
                                  .  Responsiveness to customer needs
                                  .  Service
                                  .  Technical support

      Industrial Products         .  Quality
         and Services             .  Service
                                  .  Price


          Waterworks              .  Prompt local service capability
         Distribution             .  Product knowledge by sales force and service
                                     branch management
                                  .  Price

         Consumer and             .  Price
      Commercial Products         .  Product quality
                                  .  "Taste"
                                  .  Service
                                  .  Distribution capabilities
                                  .  Geographic presence
                                  .  Reputation

The waterworks distribution business competes against independent wholesalers, distribution chains similar to ours and manufacturers who sell directly to customers. The consumer products business competes with thousands of companies, including those with national, regional or local distribution networks, as well as retail outlets.

Competitive pressures, including those described above, and other factors could cause us to lose market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

Risks Related to Acquisitions. We have made a large number of acquisitions since 1991 and we plan to continue to pursue acquisitions. Candidates for acquisition include businesses that allow us to:

     . expand the segments of the water and wastewater treatment and water-related industries in which we participate;

     .    complement our technologies, products or services;

     .    broaden our customer base and geographic areas served;

     .    expand our global distribution network; or

     . use our "one-stop-shop" approach in terms of technology, distribution or service.

If we are not correct when we assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates or we are not successful in integrating the operations of acquired companies, our results of operation or financial position could be adversely affected and we could lose money. In addition, if we acquire other businesses by making so-called "hostile" tender offers, as we did with Memtec Limited, we may encounter added risks. When we negotiate to acquire a company, that company generally makes legally binding statements (known as "representations") to us and provides us with access to internal documents and other data that we rely upon in deciding whether to acquire the company and if we decide to acquire the company, on what terms. We would not get such representations or internal information in a "hostile" tender offer. We will continue to look for acquisition opportunities, although we may not continue to easily find desirable acquisition candidates or complete acquisitions.

Risks of Doing Business in Other Countries. We have acquired businesses and we conduct business in markets outside the United States and we expect to continue to do so. The risks associated with conducting business outside the United States include:

     .    currency fluctuations;

     .    slower payment of invoices;

     .    underdeveloped legal systems;

     .    nationalization; and

     .    social, political and economic instability.

Current economic conditions in the Asia Pacific region and Latin America have adversely affected our operations and sales there. We cannot predict the full impact of this economic instability, but it could have a material adverse effect on our revenues and profits.

Importance of Certain Employees. Our senior officers, particularly Richard J. Heckmann, who is our Chief Executive Officer, are very important to the success of our operations. We have various compensation and benefit arrangements with our senior officers, including Mr. Heckmann, that are designed to encourage them to continue their employment with us. However, if any of our senior officers do not continue in their present roles, our prospects may be adversely affected.

Year 2000 Risks. The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using six digits (for example, 12/31/99), rather than eight (for example, 12/31/1999), to define the applicable date of business transactions. Many products and systems could experience malfunctions when attempting to process certain dates, such as January 1, 2000 or September 9, 1999 (a date programmers sometimes used as a default date). We are currently identifying which of our information technology ("IT") and non-IT systems will be affected by Year 2000 issues.

Most of our IT systems with Year 2000 issues have been modified to address those issues. We have also commenced identification and assessment of our non-IT systems, which include, among other things, components found in water and wastewater treatment plants and process water treatment systems operated and/or owned under contract by us and in our hazardous waste treatment facilities, as well as components of equipment in our manufacturing facilities.

Our Year 2000 compliance program consists of three phases: identification and assessment; remediation; and testing. For any given system, the phases occur in sequential order, from identification and assessment of Year 2000 problems, to remediation, and, finally, to testing our solutions.

However, as we acquire additional businesses, each IT and non-IT system of the acquired business must be independently identified and assessed. As a result, all three phases of our Year 2000 compliance program may occur simultaneously as they relate to different systems. Each phase may have a varying timetable to completion, depending upon the system and the date when a particular business was acquired by us.

We have completed the identification and assessment of most of our IT systems, and those systems have been modified to address Year 2000 problems. We will continue to assess the IT systems of businesses that we have recently acquired and that we may acquire in the future.

We are in the identification and assessment phase with respect to all non-IT systems, which is projected to continue until September 1999 for currently-owned businesses. With the possible exception of the remediation and testing phases for certain of our non-IT systems, all phases of our Year 2000 compliance program are expected to be completed by September 1999, although we can not assure you that all phases for all businesses will be completed by that date.
In particular, we can not assure you that acquired businesses will be Year 2000 compliant, although we currently have a policy that requires an acquisition candidate to represent that such business is Year 2000 compliant. To the extent feasible, we also review the Year 2000 status of acquisition candidates before we complete an acquisition.

In addition to our internal systems, we have begun to assess the level of Year 2000 problems associated with our various suppliers, customers and creditors. To test the Year 2000 compliance status of our suppliers, we plan to submit hypothetical orders to our suppliers dated after December 31, 1999 requesting confirmation that the orders have been correctly processed.

Our costs to date for our Year 2000 compliance program, excluding employee salaries, have not been material. Although we have not completed our assessment, we do not currently believe that the future costs associated with our Year 2000 compliance program will be material.

We are currently unable to determine our most reasonably likely worst case Year 2000 scenario, as we have not identified and assessed all our systems, particularly our non-IT systems. As we complete our identification and assessment of internal and third-party systems, we expect to develop contingency plans for various worst case scenarios. We expect to have such contingency plans in place by September 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on our business, financial condition or results of operations.

Potential Environmental Risks. Environmental laws and regulations require us to meet certain standards and impose liability if we do not meet them. Environmental laws and regulations and their interpretations change.

We must comply with any new standards and requirements, even when they require us to clean up environmental conditions that were not illegal when the conditions were created. We can be held responsible for failures to meet environmental standards by businesses we acquired that happened before we acquired them. All of these requirements can cost us money.

Environmental costs can result from cleanup obligations, civil or criminal enforcement actions or private actions. Costs of environmental compliance and fines or penalties for environmental violations could have a material adverse effect on us in the future. Environmental risks that we have in our businesses and some of the specific environmental liabilities that we know about and that could result in significant future costs to us are discussed below.

     . Cleanup Liabilities. The United States Environmental Protection Agency has notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) at certain sites to which we (or companies we have acquired) have allegedly sent waste in the past. We may receive additional notices under CERCLA or state law.

        You should be aware that in 1995, Culligan, one of our subsidiaries, bought part of Anvil Holdings, Inc. and assumed certain environmental liabilities associated with soil and contamination at Anvil Knitwear's Asheville Dyeing and Finishing Plant in Swannanoa, North Carolina. Since 1990, Culligan has monitored the contamination pursuant to an Administrative Consent Order entered into with the North Carolina Department of Environment, Health and Natural Resources related to the closure of an underground storage tank at the site. Groundwater testing at this plant and at two adjoining properties showed levels of a cleaning solvent that Culligan believed to be from the plant that exceed applicable state standards.

        We have begun cleanup of the contamination and estimate that the costs of future site cleanup will range from $1.0 million to $1.8 million. We have sufficient financial reserves for site cleanup. We anticipate that the potential costs of further monitoring and corrective measures to address the groundwater problem will not have a material adverse effect on our financial position or results of operations. However, because the full extent of the required cleanup has not been determined, we cannot assure you of this result.

        Also, based on all of the sites we know to require cleanup, including the Anvil site, we do not believe that our liability relating to such sites will be material to us. However, we cannot assure you that such sites will not have a material adverse effect on our financial position or results of operations.

     . Hazardous Waste Treatment and Recovery Facilities. We own and operate several hazardous waste treatment and recovery facilities, which are subject to very strict environmental laws and regulations and compliance reviews. If we do not comply with these regulations, we could be fined significant amounts of money or the facilities' hazardous waste permits could be suspended or revoked.

     . Liability for Wastewater Treatment Facilities and Wastewater Discharges. By contract, we operate various wastewater collection and treatment facilities that were developed and are owned by governmental or industrial entities. We also operate facilities owned by us, including service deionization centers and manufacturing facilities, that discharge wastewater in connection with routine operations. Under certain service contracts and applicable environmental laws we may be held responsible as an operator of such facilities. Potential responsibilities include paying the fines or penalties if the facilities malfunction or discharge wastewater which fall below certain regulatory thresholds. In some cases, such possible malfunctions or discharges depend upon design or operational conditions over which we have limited, if any, control.

     . Underground Storage Tanks and Potential for Soil and Groundwater Contamination. Some of our facilities contain (or in the past contained) underground storage tanks which may have caused soil or groundwater contamination. At one site formerly owned by Culligan, we are investigating, and have taken certain actions to correct, contamination that may have resulted from a former underground storage tank. Based on the amount of contamination believed to have been present when the tank was removed, and the probability that some of the contamination may have originated from nearby properties, we believe, although there can be no assurance, that this matter will not have a material adverse effect on our financial position or results of operations.

     . Impact of Environmental Laws on Our Product Sales. The liabilities and risks imposed on our customers by environmental laws may adversely impact demand for some of our products or services or impose greater liabilities and risks on us, which could also have an adverse effect on our competitive and financial position.

Risks Related to Municipal Water and Wastewater Business. Sales to municipal customers make up a significant percentage of our revenues. We encounter some different risks with municipalities than we do with industrial customers. Competition for selection of a municipal contractor usually requires a formal bidding process. By requiring formal bids, municipal projects entail longer lead times than industrial projects and force us to commit more resources. In addition, the municipal business depends upon the availability of funding at the local level, which may be subject to increasing pressure as local governments are expected to bear a greater share of the cost of public services.

Technological and Regulatory Risks. Changes in technology, competitively imposed process standards and regulatory requirements influence the demand for many of our products and services. To grow and remain competitive, we need to anticipate changes in technological and regulatory standards. We need to introduce new and enhanced products on a timely basis. We may not achieve these goals and some of our products may become obsolete.

New products often face lack of market acceptance, development delays or operational failure. Stricter governmental regulations also may affect acceptance of new products. The market growth potential of acquired in-process research and development is subject to significant risks, including high development, production and sales costs, introduction of competing technologies and the possible lack of market acceptance of the developed products and technologies.

Our trademarks or patents may not provide substantial protection from competition or be of commercial benefit to us. We may not be able to enforce our rights under trademarks or patents against third parties. Some international jurisdictions may not protect these kinds of rights to the same extent that they are protected under U.S. law. If a third party successfully challenges our trademarks or patents, it may affect our competitive and financial position.

Risks Related to Water Rights and Transfers of Water. We own more than 47,000 acres of agricultural land in the southwestern United States, most of which is located within the Imperial Irrigation District (IID) in Imperial County, California. We lease substantially all of the 47,000 acres to agricultural tenants.

We acquired the land with water rights, and we are seeking to acquire additional properties with water rights, primarily in the southwestern and western United States. In the future, we may transfer water attributable to such water rights, particularly from the land located in the IID.

Our ability to transfer water and the profitability of any such transfers are subject to various uncertainties, including:

     .  Hydrologic risks of variable water supplies;

     . Conveyance risks from unavailable or inadequate transportation facilities;

     . Risks presented by allocations of water under existing and prospective priorities; and

     . Risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies.

The IID holds title to all of the water rights within the IID in trust for the landowners and would control the amounts and terms of any transfers by us of IID water. Transfer of IID water are subject to additional uncertainties, including:

     . Limitations of Colorado River water allocations (the source of all water deliveries to IID properties) under

          .  international treaties;
          .  interstate compacts;
          . U.S. federal and state laws and regulations; and . contractual arrangements;

     . Curtailment of water deliveries by the U.S. government in times of drought;

     .  The approval of the U.S. Secretary of the Interior;

     . The use of the Colorado River Aqueduct owned by the Metropolitan Water District of southern California, a quasi-governmental agency; and

     . Compliance with all U.S. federal and state environmental laws and regulations.

Even if a transfer of IID water were approved, other California water districts and users could assert claims adverse to the IID water rights, including but not limited to claims that the IID has failed to satisfy U.S. federal law and California constitutional requirements that IID water must be put to reasonable and beneficial use. A finding that the IID's water use is unreasonable or nonbeneficial could adversely impact title to the IID water rights and the ability to transfer IID water.

The uncertainties associated with water rights could have a material adverse effect on our future profitability.

Impact of Recently Issued Accounting Standards. In June 1997, FASB issued a new statement titled "Disclosures about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently determining required disclosure under this new standard and will include the disclosures in its next annual report.

In June 1998, FASB issued a new statement titled "Accounting for Derivative Instruments and Hedging Activities. The new statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

PART II         OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                     N/A

Item 2.         CHANGES IN SECURITIES

                On September 22, 1998, the Company issued to Hadwaco US, Inc. 69,333 shares (the "Shares") of its common stock, par value $.01 per share. The Shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the United States Securities Act of 1933 as amended.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                     N/A

Item 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(i)     The following directors were elected to terms expiring in 2001:

                Class I Directors:          For            Withheld
                -----------------           ---            --------
                J. Danforth Quayle          120,217,396    946,633
                Arthur B. Laffer            120,309,466    844,802
                Alfred E. Osborne, Jr.      120,310,343    841,859
                Andrew D. Seidel            120,311,524    841,278

        (ii)    To approve the Company's Senior Executive Annual Incentive Plan:

                    For           Against        Abstain
                -----------      ---------      ---------
                116,240,360      3,530,872      1,260,061

        (iii)   To approve the Company's 1998 Stock Incentive Plan:

                    For           Against        Abstain
                -----------      ---------      ---------
                115,104,902      4,829,148      1,097,244

        (iv) To approve an amendment to the Company's 1991 Director's Stock Option Plan:

                    For           Against        Abstain
                -----------      ---------      ---------
                116,243,891      3,505,536      1,281,867

        (v) Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company:

                    For           Against        Abstain
                -----------      ---------      ---------
                120,193,998       361,306        587,098

Item 5.         OTHER INFORMATION

                     N/A

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.02 Amended and Restated Bylaws of United States Filter Corporation (filed herewith)

4.01 Third Amendment to Amended and Restated Multicurrency Credit Agreement and First Omnibus Agreement dated as of November 10, 1998 by and among the Company and various lenders with BankBoston, N.A. as Managing Agent (filed herewith)

10.01 First Amended and Restated Employment Agreement between Richard J. Heckmann and the Company (filed herewith)

10.02 Employment Agreement between Nicholas C. Memmo and the Company (filed herewith)

10.03 Employment Agreement between Andrew D. Seidel and the Company (filed herewith)

10.04 Employment Agreement between Harry K. Hornish, Jr. and the Company (filed herewith)

10.05 Employment Agreement between Calvin R. Hendrix and the Company (filed herewith)

10.06 Employment Agreement between Kenneth I. Wellings and the Company (filed herewith)

10.07 Employment Agreement between Kevin L. Spence and the Company (filed herewith)

10.08 Employment Agreement between Damian C. Georgino and the Company (filed herewith)

10.09 Employment Agreement between Michael J. Reardon and the Company (filed herewith)

27.0   Financial Data Schedule

The Company filed three Current Reports on Forms 8-K and 8-K/A during the quarter ended September 30, 1998, as follows:

(1) August 17, 1998, reporting certain financial information to reflect 30 days of combined operations of the Company and Culligan Water Technologies, Inc.

(2) August 17, 1998, amendment to 8-K dated August 17, 1998, reporting certain financial information to reflect 30 days of combined operations of the Company and Culligan Water Technologies, Inc.

(3) September 18, 1998, amendment to 8-K dated June 15, 1998, restating certain of the Company's financial information as a result of the Company's acquisition of Culligan Water Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNITED STATES FILTER CORPORATION


                                      By:  /s/ Kevin L. Spence
                                           -------------------
Dated: November 13, 1998                   Kevin L. Spence
                                           Executive Vice President, Chief
                                           Financial Officer (Principal
                                           Financial Officer and Duly Authorized
                                           Officer)

                                 EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
3.02        Amended and Restated Bylaws of United States Filter Corporation
            (filed herewith)
10.01       First Amended and Restated Employment Agreement between Richard J.
            Heckmann and the Company (filed herewith)
10.02       Employment Agreement between Nicholas C. Memmo and the Company (filed herewith)
10.03       Employment Agreement between Andrew D. Seidel and the Company (filed herewith)
10.04       Employment Agreement between Harry K. Hornish, Jr. and the Company
            (filed herewith)
10.05       Employment Agreement between Calvin R. Hendrix and the Company (filed herewith)
10.06       Employment Agreement between Kenneth I. Wellings and the Company
            (filed herewith)
10.07       Employment Agreement between Kevin L. Spence and the Company (filed herewith)
10.08       Employment Agreement between Damian C. Georgino and the Company
            (filed herewith)
10.09       Employment Agreement between Michael J. Reardon and the Company
            (filed herewith)
10.10       Third Amendment to Amended and Restated Multicurrency Credit
            Agreement and First Omnibus Agreement dated as of November 10,
            1998 by and among the Company and various lenders with BankBoston,
            N.A. as Managing Agent (filed herewith)
27.0        Financial Data Schedule