Form 10-Q
period 1998-12-31
UNITED STATES FILTER CORP
filed 1999-02-12
CIK 318025

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 and 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998
                               -----------------

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

                          Yes   X         No
                               ---            ---

The number of shares of common stock, $.01 par value, outstanding as of February 11, 1998 was 179,908,015 shares.



                                                    Total number of pages  24
                                                                         ------
There are two exhibits filed with this report

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1998
                                  (Unaudited)

                                                      March  31, 1998  December 31, 1998
                                                      ---------------  -----------------
                                                              (in thousands)
                      ASSETS
Current assets:
 Cash and cash equivalents                              $   66,917             38,032
 Short-term investments                                        241                377
 Accounts receivable, net                                  873,890          1,116,629
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                     217,935            224,352
 Inventories                                               473,698            534,823
 Prepaid expenses                                           16,471             34,512
 Deferred taxes                                            151,107            185,915
 Other current assets                                       51,377             59,544
                                                        ----------          ---------
   Total current assets                                  1,851,636          2,194,184
                                                        ----------          ---------

Property, plant and equipment, net                         960,019          1,063,408
Investment in leasehold interests, net                      21,699             19,960
Costs in excess of net assets of businesses
 acquired, net                                           1,312,776          1,500,976
Other assets                                               319,315            347,817
                                                        ----------          ---------
                                                        $4,465,445          5,126,345
                                                        ==========          =========


     See accompanying notes to condensed consolidated financial statements.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1998 AND DECEMBER 31, 1998 (Continued)
                                  (Unaudited)


                                                       March 31, 1998  December 31, 1998
                                                       --------------  -----------------
                                                              (in thousands)
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  357,260          424,823
   Accrued liabilities                                       535,329          596,066
   Current portion of long-term debt                         118,849           21,602
   Billings in excess of costs and estimated
   earnings on uncompleted contracts                          90,073           87,380
   Other current liabilities                                  45,702          132,326
                                                          ----------        ---------
     Total current liabilities                             1,147,213        1,262,197
                                                          ----------        ---------

Notes payable                                                574,806          546,800
Long-term debt, excluding current portion                    404,416           66,117
Convertible subordinated debentures                          554,000          414,000
Redeemable or remarketable securities                              -          900,000
Deferred taxes                                                82,910           63,881
Other liabilities                                            110,662          140,383
                                                          ----------        ---------
     Total liabilities                                     2,874,007        3,393,378
                                                          ----------        ---------

Shareholders' equity:
  Preferred stock, authorized 3,000 shares                         -                -
  Common stock, par value $.01.  Authorized 300,000
   shares; 155,825 and 176,584 shares issued and
   outstanding at March 31, 1998 and December 31, 1998,
   respectively                                                1,558            1,766
  Additional paid-in capital                               1,945,223        2,160,786
  Currency translation adjustment                            (57,282)         (71,465)
  Accumulated deficit                                       (298,061)        (358,120)
                                                          ----------        ---------
     Total shareholders' equity                            1,591,438        1,732,967
                                                          ----------        ---------
Commitments and contingencies
                                                          ----------        ---------
                                                          $4,465,445        5,126,345
                                                          ==========        =========



     See accompanying notes to condensed consolidated financial statements.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1998
                                  (Unaudited)

                                                           Three Months               Nine Months
                                                              Ended                      Ended
                                                           December 31,              December 31,
                                                      -----------------------   -----------------------
                                                         1997         1998         1997         1998
                                                      ----------   ----------   ----------   ----------
                                                          (in thousands, except per share data)

Revenues                                              $ 969,513    1,225,109    2,700,807    3,570,322
Costs of sales                                          700,740      861,690    1,996,804    2,511,304
                                                      ---------    ---------    ---------    ---------
 Gross profit                                           268,773      363,419      704,003    1,059,018

Selling, general and administrative expenses            189,419      241,652      520,085      709,231
Purchased in-process research and
 development                                            319,675            -      319,675        3,558
Merger, restructuring, acquisition and other
 related charges                                        150,582            -      150,582      257,920
                                                      ---------    ---------    ---------    ---------
                                                        659,676      241,652      990,342      970,709
                                                      ---------    ---------    ---------    ---------

 Operating income (loss)                               (390,903)     121,767     (286,339)      88,309

Other income (expense):
 Interest expense                                       (15,773)     (29,999)     (39,651)     (85,180)
 Gain on disposition of affiliate                             -            -       31,098            -
 Interest and other income, net                           1,532        7,497        4,314       15,227
                                                      ---------    ---------    ---------    ---------
                                                        (14,241)     (22,502)      (4,239)     (69,953)
                                                      ---------    ---------    ---------    ---------

 Income (loss) before income taxes                     (405,144)      99,265     (290,578)      18,356

Income tax expense (benefit)                            (15,889)      35,774       25,819       50,051
                                                      ---------    ---------    ---------    ---------

 Net income (loss)                                    $(389,255)      63,491     (316,397)     (31,695)
                                                      =========    =========    =========    =========

Net income (loss) per common share:

    Basic                                             $   (2.63)        0.37        (2.32)       (0.19)
                                                      =========    =========    =========    =========

    Diluted                                           $   (2.63)        0.36        (2.32)       (0.19)
                                                      =========    =========    =========    =========



     See accompanying notes to condensed consolidated financial statements.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1998
                                  (Unaudited)


                                                                            1997        1998
                                                                         ----------   ---------
                                                                             (in thousands)
Cash flows from operating activities:
Net loss                                                                 $(316,397)    (31,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes                                                      (23,536)    (53,883)
Provision for doubtful accounts                                              6,172      12,387
Depreciation                                                                57,856      81,216
Amortization                                                                23,893      38,095
Merger, restructuring, acquisition and other related
 cash charges                                                                    -     155,396
Write-off of in-process research and development
 and goodwill                                                              372,195      40,818
Gain on disposition of investment in affiliate                             (31,098)          -
Loss on sale or disposal of property, plant and equipment                   11,220      26,383
Change in operating assets and liabilities:
  Increase in accounts receivable                                          (35,109)   (156,154)
  (Increase) decrease in costs and estimated earnings in excess
    of billings on uncompleted contracts                                   (30,158)      1,397
  Increase in inventories                                                  (26,961)     (5,245)
  (Increase) decrease in other assets                                        1,188     (15,106)
  Decrease in accounts payable and accrued expenses                        (32,455)    (29,841)
  Increase (decrease) in billings in excess of costs and
    estimated earnings on uncompleted contracts                             22,584     (17,587)
  Increase (decrease) in other liabilities                                  11,846     (14,375)
                                                                         ---------    --------
     Net cash provided by operating activities                              11,240      31,806
                                                                         ---------    --------
Cash flows from investing activities:
Payment for purchase of property, plant and equipment                     (104,465)   (147,347)
Payment for purchase of acquisitions, including certain
 merger and restructuring charges, net of cash acquired                   (548,581)   (324,215)
Proceeds from disposal of equipment                                          7,655      16,747
Proceeds from disposition of investment in affiliate                        50,897           -
Sale (purchase) of short-term investments                                    1,260        (136)
Restricted cash held in escrow for acquisition                            (143,968)          -
                                                                         ---------    --------
     Net cash used in investing activities                                (737,202)   (454,951)
                                                                         ---------    --------







     See accompanying notes to condensed consolidated financial statements.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1998 (Continued)
                                  (Unaudited)


                                                                   1997       1998
                                                                 --------   ---------
                                                                  (in thousands)
Cash flows from financing activities:
Net proceeds from issuance of remarketable or
  redeemable securities                                                -     913,637
Proceeds from exercise of common stock options                     4,189       2,607
Redemption of convertible subordinated debentures                      -     (81,527)
Principal payments on long-term debt                             (23,228)   (476,947)
Net proceeds from borrowings on notes payable                    667,736      36,490
Dividends paid                                                       (50)          -
                                                                 -------    --------
     Net cash provided by financing activities                   648,647     394,260
                                                                 -------    --------
     Net decrease in cash and cash equivalents                   (77,315)    (28,885)

Cash and cash equivalents at March 31, 1997 and 1998             144,128      66,917
                                                                 -------    --------
Cash and cash equivalents at December 31, 1997 and 1998          $66,813      38,032
                                                                 =======    ========
Supplemental disclosures of cash flow information:

     Cash paid during the period for interest                    $40,006      63,868
                                                                 =======      ======
     Cash paid during the period for income taxes                $53,491      58,111
                                                                 =======      ======


     See accompanying notes to condensed consolidated financial statements.

                        UNITED STATES FILTER CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Operations and Significant Accounting Policies
         ----------------------------------------------

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the information contained therein. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998 that are contained in the Company's Current Report on Form 8-K/A dated June 15, 1998. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

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



                                                           Three Months Ended     Nine Months Ended
                                                              December 31,           December 31,
                                                           -------------------   --------------------
                                                             1997       1998       1997        1998
                                                           ---------   -------   ---------   --------
                                                            (in thousands, except per share data)
Basic
Net income (loss) applicable to common shares              $(389,255)    63,491   (316,397)   (31,695)
                                                           =========    =======   ========    =======

Weighted average common shares outstanding                   147,763    171,207    136,171    164,761
                                                           =========    =======   ========    =======

Basic income (loss) per common share                       $   (2.63)      0.37      (2.32)     (0.19)
                                                           =========    =======   ========    =======



                                                      Three Months Ended        Nine Months Ended
                                                         December 31,             December 31,
                                                    ----------------------     -------------------
                                                       1997         1998         1997        1998
                                                    ---------      -------     --------     -------
                                                         (in thousands, except per share data)
Diluted
Net income (loss) applicable to common shares       $(389,255)      63,491     (316,397)    (31,695)
Add:
 Effect on net income of conversion of
  convertible subordinated debentures                      -   *     3,312           -   *       -   **
                                                    ---------      -------     --------     -------
Adjusted net income (loss) applicable to
  common shares                                     $(389,255)      66,803     (316,397)    (31,695)
                                                    =========      =======     ========     =======

Weighted average shares outstanding                   147,763      171,207      136,171     164,761
Add:
 Assumed conversion of subordinated
  debentures                                               -   *    10,481           -   *       -   **
 Exercise of options                                       -   *     5,368           -   *       -   **
                                                    ---------      -------     --------     -------

Adjusted weighted average shares outstanding          147,763      187,056      136,171     164,761
                                                    =========      =======     ========     =======
Diluted income (loss) per common share              $   (2.63)        0.36        (2.32)      (0.19)
                                                    =========      =======     ========     =======

_________________

   * The calculation of Diluted EPS does not assume conversion of subordinated debentures or exercise of stock options for the three and nine months ended December 31, 1997 as the effect would be antidilutive to loss per common share.

   ** The calculation of Diluted EPS does not assume conversion of subordinated debentures or exercise of stock options for the nine months ended December 31, 1998 as the effect would be antidilutive to loss per share. Under the treasury stock method, the exercise of all outstanding options would have increased the weighted average number of shares by 5.1 million for the nine months ended December 31, 1998.

Note 2.      Inventories
             -----------

Inventories at March 31, 1998 and December 31, 1998 consist of the following:

                      March 31, 1998   December 31, 1998
                      --------------   -----------------
                               (in thousands)
Raw materials               $130,501             137,847
Work-in-progress             102,198             134,862
Finished goods               240,999             262,114
                            --------             -------
                            $473,698             534,823
                            ========             =======

Note 3.  Debt
         ----

Notes Payable.   As of December 31, 1998, the Company had a Senior Credit
Facility which provides certain credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $546.8 million and outstanding letters of credit of $51.2 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.70% above certain Eurocurrency rates or BankBoston's base rate. The Senior Credit Facility expires October 2002 and is subject to customary and usual terms.

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

Convertible Subordinated Debt. As of December 31, 1998, the Company had outstanding $414.0 million aggregate principal amount of 4.5% Convertible Subordinated Debentures due December 15, 2001 (the "Debentures"). The Debentures are convertible into common stock at any time prior to maturity, redemption or repurchase at a conversion price of $39.50 per share.

On September 23, 1998, the Company redeemed approximately $81.5 million of the $140.0 million aggregate principal amount of 6% Convertible Subordinated Notes due September 15, 2005 (the "Notes"). The redemption was financed with borrowings under the Senior Credit Facility. The remaining notes were converted into approximately 3.2 million shares of the Company's common stock.

Note 4.  Acquisition
         -----------

On June 15, 1998, a wholly owned subsidiary of the Company consummated the acquisition of Culligan in a tax free reorganization. The Company issued 48.6 million shares of the Company's common stock for all of the outstanding common stock of Culligan (1.875 shares of the Company's common stock for each outstanding share and each outstanding option or other right to acquire a share of Culligan common stock, par value $.01). In addition, the Company assumed approximately $491.7 million of third party debt.

Culligan is a leading manufacturer and distributor of water purification and treatment products and services for household, consumer and commercial applications. Products and services offered by Culligan range from those designed to solve residential water problems, such as filters for tap water and household softeners, to equipment and services, such as ultrafiltration and microfiltration products. Culligan also offers desalination systems and portable deionization services designed for commercial and industrial applications. In addition, Culligan sells and licenses its dealers to sell under the Culligan trademark five-gallon bottled water.

The acquisition has been accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of Culligan. Reconciliation of results of operations of the combined entities for the three and nine months ended December 31, 1997 are as follows:


                                          Three Months         Nine Months
                                            Ended                 Ended
                                       December 31, 1997    December 31, 1997
                                       ------------------   ------------------
                                        (in thousands, except per share data)
Revenues:
 Company (as previously reported)              $ 829,427            2,346,553
 Culligan                                        140,086              354,254
                                               ---------            ---------
  Combined                                     $ 969,513            2,700,807
                                               =========            =========

Net income (loss):
 Company (as previously reported)              $(374,095)            (337,301)
 Culligan                                        (15,160)              20,904
                                               ---------            ---------
  Combined                                     $(389,255)            (316,397)
                                               =========            =========

Loss per common share:
 Basic:
  As previously reported                       $   (3.71)               (3.65)
                                               =========            =========
  As restated                                  $   (2.63)               (2.32)
                                               =========            =========

 Diluted:
  As previously reported                       $   (3.71)               (3.65)
                                               =========            =========
  As restated                                  $   (2.63)               (2.32)
                                               =========            =========


Concurrent with the acquisition of Culligan, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, redesign its distribution network, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $257.9 million in the nine months ended December 31, 1998. Included in the charge is approximately $49.2 million of merger-related expenses incurred to consummate the Culligan transaction, including investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs. Integration and other acquisition costs of approximately $40.6 million were incurred to combine the operations of Culligan and the Company and consisted of travel, training, payroll and benefit plan conversions, legal and consulting fees and other one-time charges related to the transaction. The plan identified certain manufacturing facilities, distribution sites, sales and administrative offices, retail outlets and certain related assets that became redundant upon consummation of the Culligan transaction. As a result, and in accordance with SFAS 121, an impairment loss was recognized and idle assets were written down to the lower of their carrying cost or net realizable value. These assets will not be depreciated while they are held for disposal. Assets with remaining service lives were written down to the extent that carrying amounts exceeded future discounted cash flows and estimated proceeds from disposal. Had the Company not recognized the impairment losses, the resulting depreciation expense for the period beginning with the plan's implementation and ending December 31, 1998 would not have been material to reported results. These assets have a carrying value of approximately $48.3 million as of December 31, 1998 and are expected to be disposed of during the Company's current fiscal year.

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

                                                                         (in thousands)
Merger, integration and other acquisition costs                               $ 89,773
Write-off of duplicative assets and lease terminations                          79,982
Severance, relocation and related costs                                         50,649
Write-off of goodwill and other intangible assets                               37,516
                                                                              --------
 Total merger, restructuring, acquisition and other related charges           $257,920
                                                                              ========

Cash charges                                                                  $155,396
Non-cash charges                                                               102,524
                                                                              --------
                                                                              $257,920
                                                                              ========

Approximately $19.3 million of merger and restructuring related charges are included in accrued liabilities at December 31, 1998. Additional costs to complete the restructuring plan are not expected to be material.

Prior to the Company's acquisition of Culligan, Culligan acquired Protean plc, including Protean's Analytical and Thermal Division ("A&T"). In connection with Culligan's acquisition of A&T, the Company recorded a charge of $3.6 million in the nine months ended December 31, 1998 for purchased in-process research and development projects that had not reached technological feasibility and that had no alternative future use.

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


Note 5.  Comprehensive Income
         --------------------

In the current period, the Company adopted SFAS 130 "Reporting Comprehensive Income", which establishes standards for disclosing comprehensive income in both annual and interim financial statements. Accordingly, the Company's comprehensive income was as follows:

                                                   Three Months Ended     Nine Months Ended
                                                      December 31,           December 31,
                                                  --------------------   --------------------
                                                     1997       1998       1997        1998
                                                  ----------   -------   ---------   --------
                                                              (in thousands)
Net income (loss)                                 $(389,255)   63,491    (316,397)   (31,695)

Foreign currency translation adjustments             (3,270)     (161)    (22,858)   (14,183)
                                                  ---------    ------    --------    -------

         Comprehensive income (loss)              $(392,525)   63,330    (339,255)   (45,878)
                                                  =========    ======    ========    =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues. Revenues for the three months ended December 31, 1998 were $1.2 billion, an increase of $255.6 million or 26.4% from the $969.5 million for the three months ended December 31, 1997. Revenues for the nine months ended December 31, 1998 were $3.6 billion, an increase of $0.9 billion or 32.2% from the $2.7 billion for the nine months ended December 31, 1997. These increases were due primarily to acquisitions completed by the Company subsequent to December 31, 1997. For the nine months ended December 31, 1998, revenues from capital equipment sales represented 47.4% of total revenues. Revenues from services, operations, replacement parts and consumables represented 23.6% of total revenues, while revenues from distribution represented 21.3% of total revenues and revenues from consumer products represented 7.7% of total revenues.

Gross Profit.   Gross profit as a percentage of revenue ("gross margin") was
29.7% for the three months ended December 31, 1998 compared to 27.7% in the corresponding period in the prior year. Gross margin was 29.7% for the nine months ended December 31, 1998 compared to 26.1% in the corresponding period in the prior year. These increases in gross margin for the three and nine month periods ended December 31, 1998 were due primarily to (i) efficiencies realized as a result of the Company's reorganization plans implemented in the third quarter of the prior year and the first quarter of the current year; (ii) certain economies of scale related to the Company's significant growth, including enhanced purchasing power; (iii) favorable product mix in the current periods resulting from the Company's emphasis on selling higher margin value added products and services; and (iv) the incurrence of certain unreimbursed project costs during the nine months ended December 31, 1997 recorded by Kinetics, which was acquired as of December 31, 1997 and accounted for as a pooling of interests.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1998 were $241.7 million, an increase of $52.3 million or 27.6% from the $189.4 million for the three months ended December 31, 1997. During this period, selling, general and administrative expenses were 19.7% of revenues which was nominally higher than the 19.5% for the comparable period in the prior year. For the nine months ended December 31, 1998 selling, general and administrative expenses, before purchased in-process research and development and merger, restructuring, acquisition and other related charges described below ("certain charges"), increased $189.1 million to $709.2 million as compared to $520.1 million in the comparable period in the prior year. During this period, selling, general and administrative expenses before certain charges were 19.9% of revenues compared to 19.3% for the comparable period in the prior year. The increase in selling, general and administrative expenses before certain charges in the three and nine months ended December 31, 1998 can be attributed primarily to acquisitions completed subsequent to December 31, 1997.

Merger, Restructuring, Acquisition and Other Related Charges. Concurrent with the acquisition of Culligan, the Company designed and implemented a restructuring plan to streamline its manufacturing and production base, redesign its distribution network, improve efficiency and enhance its competitiveness. The restructuring plan resulted in a pre-tax charge of $257.9 million in the nine months ended December 31, 1998. Included in the charge is approximately $49.2 million of merger-related expenses incurred to consummate the Culligan transaction, including investment banking fees, printing fees, stock transfer fees, legal fees, accounting fees, governmental filing fees and certain other transaction costs. Integration and other acquisition costs of approximately $40.6 million were incurred to combine the operations of Culligan and the Company, and consisted of travel, training, payroll and benefit plan conversions, legal and consulting fees and other one-time charges related to the transaction. The plan identified certain manufacturing facilities, distribution sites, sales and administrative offices, retail outlets and certain related assets that became redundant upon consummation of the Culligan transaction. As a result, and in accordance with SFAS 121, an impairment loss was recognized and idle assets were written down to the lower of their carrying cost or net realizable value. These assets will not be depreciated while they are held for disposal. Assets with remaining service lives were written down to the extent that carrying amounts exceeded future discounted cash flows and estimated proceeds from disposal. Had the Company not recognized the impairment losses, the resulting depreciation expense for the period beginning with the plan's implementation and ending December 31, 1998 would not have been material to reported results. These assets have a carrying value of approximately $48.3 million as of December 31, 1998 and are expected to be disposed of during the Company's current fiscal year.

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

                                                                         (in thousands)
Merger, integration and other acquisition costs                               $ 89,773
Write-off of duplicative assets and lease terminations                          79,982
Severance, relocation and related costs                                         50,649
Write-off of goodwill and other intangible assets                               37,516
                                                                              --------
 Total merger, restructuring, acquisition and other related charges           $257,920
                                                                              ========

Cash charges                                                                  $155,396
Non-cash charges                                                               102,524
                                                                              --------
                                                                              $257,920
                                                                              ========

Approximately $19.3 million of merger and restructuring related charges are included in accrued liabilities at December 31, 1998. Additional costs to complete the restructuring plan are not expected to be material.

Prior to the Company's acquisition of Culligan, Culligan acquired Protean plc, including Protean's Analytical and Thermal Division ("A&T"). In connection with Culligan's acquisition of A&T, the Company recorded a charge of $3.6 million in the nine months ended December 31, 1998 for purchased in-process research and development projects that had not reached technological feasibility and that had no alternative future use.

After an income tax benefit of $50.5 million, the charges detailed above totaling $261.5 million reduced earnings by $211.0 million for the nine months ended December 31, 1998.

Interest Expense. Interest expense increased to $30.0 million for the three months ended December 31, 1998 from $15.8 million for the corresponding period in the prior year. Interest expense increased to $85.2 million for the nine months ended December 31, 1998 from $39.7 million for the corresponding period in the prior year. Interest expense for the nine months ended December 31, 1998 consisted primarily of interest on the Company's (i) 6.0% Convertible Subordinated Notes issued on September 18, 1995 due 2005, (which were redeemed or converted during the current period as discussed below) (ii) 4.5% Convertible Subordinated Notes issued on December 11, 1996 due 2001, (iii) 6.375% Remarketable or Redeemable Securities issued May 15, 1998 due 2011 (remarketing date May 15, 2001), (iv) 6.5% Remarketable or Redeemable Securities due 2013 (remarketing date May 15, 2003), (v) other long-term debt bearing interest at rates ranging from 2.0% to 10.1% and (vi) borrowings under the Company's Senior Credit Facility. At December 31, 1998, the Company had cash and short-term investments of $38.4 million.

Income Taxes. Income tax expense for the three months ended December 31, 1998 increased to $35.8 million from a benefit of $15.9 million in the corresponding
period in the prior year.   The Company's effective tax rate for the current
period was 36.0% which was higher than the effective tax rate of 34.2% for the third quarter in the prior year (excluding the impact of certain charges). The Company recorded income tax expense of $50.1 million for the nine months ended December 31, 1998, an increase of $24.3 million from income tax expense of $25.8 million in the comparable period in the prior year. Before certain charges, income tax expense was $100.6 million or an effective tax rate of 35.9% for the nine months ended December 31, 1998 as compared to 35.6% for the comparable period in the prior year.

Net Income. Net income for the three months ended December 31, 1998 was $63.5 million, an increase from the net loss of $389.3 million for the three months ended December 31, 1997. Income before certain charges for the three months ended December 31, 1997 was $42.8 million. Income before certain charges for the nine months ended December 31, 1998 was $179.3 million, an increase of $63.6 million from the $115.7 million for the nine months ended December 31, 1997.
Net loss in the nine months ended December 31, 1997 included a one-time after tax gain of $18.8 million or $0.15 per diluted share on Culligan's disposition of an investment in an affiliate. After non-recurring charges, net loss in the nine months ended December 31, 1998 was $31.7 million. Net income (loss) per common share for the three and nine months ended December 31, 1997 and 1998 were as follows:

                 Three Months Ended     Nine Months Ended
                    December 31,          December 31,
                 -------------------   -------------------
                   1997       1998       1997       1998
                 ---------   -------   --------   --------

Basic              $(2.63)      0.37     (2.32)     (0.19)
                   ======       ====     =====      =====

Diluted            $(2.63)      0.36     (2.32)     (0.19)
                   ======       ====     =====      =====

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash and other working capital, cash flow generated from operations and borrowings under the Company's Senior Credit Facility. At December 31, 1998, the Company had working capital of $932.0 million including cash and short-term investments of $38.4 million. On May 15, 1998, the Company issued $500.0 million 6.375% Remarketable or Redeemable Securities due 2011 (remarketing date May 15, 2001) and $400.0 million 6.50% Remarketable or Redeemable Securities due 2013 (remarketing date May 15, 2003) (collectively, the "ROARS"). The net proceeds from the sale of the ROARS, including a premium payment to the Company by NationsBanc Montgomery Securities LLC, were $913.6 million. The net proceeds were used to repay indebtedness under the Senior Credit Facility, indebtedness assumed in the acquisition of Memtec, and a portion of the indebtedness assumed in the
acquisition of Culligan.   The Company's long-term debt at December 31, 1998
consisted of (i) $414.0 million of 4.5% Convertible Subordinated Notes due 2001;
(ii) $500.0 million of ROARS due 2011 (remarketing date May 15, 2001); (iii) $400.0 million of ROARS due 2013 (remarketing date May 15, 2003); and (iv) other long-term debt of $87.7 million bearing interest at rates ranging from 2.0% to 10.1%.

As of December 31, 1998, the Company had a Senior Credit Facility which provides credit facilities to the Company of up to $750.0 million, of which there were outstanding borrowings of $546.8 million and outstanding letters of credit of $51.2 million. Borrowings under the Senior Credit Facility bear interest at variable rates of up to 0.70% above certain Eurocurrency rates or BankBoston's base rate. The Senior Credit Facility expires October 2002 and is subject to customary and usual terms.

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

In addition, operating results of some of our business segments are significantly influenced, along with other factors such as interest rates, by particular business cycles and seasonality, including:

                               Business Cycles
                                 and Seasons
     Segment                  Affecting Results
--------------------------------------------------------
Waterworks           .  Real estate development
Distribution         .  Housing starts
                     .  Winter months in temperate
                        regions
                     .  Industrial capital spending

Consumer and         .  Consumer spending
Commercial           .  Housing starts


Industrial           .  Microelectronics
Products and         .  Pharmaceutical
Services             .  Biotechnology
                     .  Municipal spending




Profit Uncertainty in Fixed-Price Contracts. Contracts with fixed prices make up a significant portion of our revenues. If our original cost estimates are incorrect, there are delays in scheduled deliveries or we otherwise do not progress under a fixed-price contract as we expected, the profits under that contract could decrease, or we could lose money on that contract. When our cost estimates change for fixed-price contracts, we record adjustments in our financial statements, and any future downward adjustments could be material.

Competition. We compete against many companies in fragmented, highly competitive markets and we have fewer resources than some of those companies. Our businesses compete within and outside the United States principally on the basis of the following factors:

     Business                      Factors
---------------------------------------------------------

Water and            .  Product quality and
Wastewater              specifications
Treatment            .  Technology
                     .  Reliability
                     .  Price (can predominate among
                        competitors in the wastewater
                        treatment business that have
                        sufficient technical
                        qualifications, particularly in the
                        municipal contract bid process)
                     .  Customize design and technical
                        qualifications
                     .  Reputation
                     .  Prompt local service

Filtration and       .  Price
Separation           .  Technical expertise
                     .  Product quality
                     .  Responsiveness to customer needs
                        .  Service
                        .  Technical support


Industrial           .  Quality
Products and         .  Service
Services             .  Price



     Business                      Factors
---------------------------------------------------------

Waterworks           .  Prompt local service capability
Distribution         .  Product knowledge by sales force
                        and service branch management
                     .  Price

Consumer and         .  Price
Commercial           .  Product Quality
products             .  "Taste"
                     .  Service
                     .  Distribution capabilities
                     .  Geographic presence
                     .  Reputation



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

Risks of Doing Business in Other Countries. We have acquired businesses and we conduct business in markets outside the United States, and we expect to continue to do so. In addition to the risk of currency fluctuations, the risks associated with conducting business outside the United States include:

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

Year 2000 Risks. The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using six digits (such as 12/31/99), rather than eight (such as 12/31/1999), to define the applicable date of business transactions. Many products and systems could experience malfunctions when attempting to process certain dates, such as January 1, 2000 or September 9, 1999 (a date programmers sometimes used as a default date).

Our Year 2000 compliance program consists of three phases: identification and assessment; remediation; and testing. For any given system, the phases occur in sequential order, from identification and assessment of Year 2000 problems, to remediation, and, finally, to testing our solutions.

We have completed the identification assessment and remediation of most of our information technology ("IT") systems. We have commenced identification and assessment of our non-IT systems, which include, among other things, components found in water and wastewater treatment plants and process water treatment systems owned and/or operated under contract by us and in our hazardous water treatment facilities, as well as components of equipment in our manufacturing facilities. Identification and assessment with respect to non-IT systems is projected to continue until September 1999 for currently owned businesses.

However, as we acquire additional businesses, each IT and non-IT system of the acquired businesses must be independently identified and assessed. As a result, all three phases of our Year 2000 compliance program may be occurring simultaneously as they relate to different systems. Each phase may have a varying timetable to completion, depending upon the system and the date when a particular business was acquired by us.

With the possible exception of the remediation and testing phases for certain of our non-IT systems, all phases of our Year 2000 compliance program are expected to be completed by September 1999, although we cannot assure you that all phases for all businesses will be completed by that date. In particular, we cannot assure you that recently or newly acquired businesses will be Year 2000 compliant, although we currently have a policy that requires an acquisition candidate to represent that its business is Year 2000 compliant. To the extent feasible, we also review the Year 2000 status of acquisition candidates before we complete an acquisition.

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

We are currently unable to determine our most reasonably likely worst-case Year 2000 scenario, as we have not identified and assessed all our systems, particularly our non-IT systems. As we complete our identification and assessment of internal and third-party systems, we expect to develop contingency plans for various worst case scenarios. We expect to have such contingency plans in place by September 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on our business, financial condition or results of operations.

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

 You should be aware that in 1995, Culligan, one of our subsidiaries, bought part of Anvil Holdings, Inc. and assumed certain environmental liabilities associated with soil and ground water contamination at Anvil Knitwear's Asheville Dyeing and Finishing Plant in Swannanoa, North Carolina. Since 1990, Culligan has monitored the contamination pursuant to an Administrative Consent Order entered into with the North Carolina Department of Environment, Health and Natural Resources related to the closure of an underground storage tank at the site. Groundwater testing at this plant and at two adjoining properties showed levels of a cleaning solvent that Culligan believed to be from the plant that exceed applicable state standards.

 We have begun cleanup of the contamination and estimate that the costs of future site cleanup will range from $1.0 million to $1.8 million. We have a reserve for financial accounting purposes for cleanup of this site. We anticipate that the potential costs of further monitoring and corrective measures to address the groundwater problem will not have a material adverse effect on our financial position or results of operations. However, because the full extent of the required cleanup has not been determined, we cannot assure you of this result.

 Also, we do not believe that our liability relating to all of the sites we know to require cleanup, including the Anvil site, will be material to us. However, we cannot assure you that such sites and/or other sites that we do not know about will not have a material adverse effect on our financial position or results of operations.

 . Hazardous Waste Treatment and Recovery Facilities. We own and operate several hazardous waste treatment and recovery facilities, which are subject to very strict environmental laws and regulations and compliance reviews. If we do not comply with these regulations, we could be fined significant amounts of money and/or the facilities' hazardous waste permits could be suspended or revoked.

 . Liability for Wastewater Treatment Facilities and Wastewater Discharges. By contract, we operate various wastewater collection and treatment facilities that were developed and are owned by governmental or industrial entities. Under certain service contracts and applicable environmental laws we may be held responsible as an operator of such facilities. We also operate facilities owned by us, including service deionization centers and manufacturing facilities, that discharge wastewater in connection with routine operations. Potential responsibilities relating to these facilities include paying the fines or penalties if the facilities malfunction or discharge wastewater which fall below certain regulatory thresholds. In some cases, such possible malfunctions or discharges depend upon design or operational conditions over which we have limited, if any, control.

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

Risks Related to Municipal Water and Wastewater Business. Sales to municipal customers make up a significant percentage of our revenues. We encounter some additional risks with municipalities that we do not have with industrial customers. Competition for selection of a municipal contractor usually requires a formal bidding process. By requiring formal bids, municipal projects entail longer lead times than industrial projects and force us to commit more resources. In addition, the municipal business depends upon the availability of funding at the local level, which may be subject to increasing pressure as local governments are expected to bear a greater share of the cost of public services.

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

New products often face lack of market acceptance, development delays or operational failure. Stricter governmental regulations also may affect acceptance of new products. The market growth potential of in-process research and development that we have acquired with some businesses we bought is subject to significant risks, including high development, production and sales costs, introduction of competing technologies and the possible lack of market acceptance of the developed products and technologies.

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

We acquired the land with water rights, and we are seeking to acquire additional properties with water rights, primarily in the southwestern and western United States. In the future, we may want to transfer water attributable to such water rights, particularly from the land located in the IID.

Our ability to transfer water and the profitability of any such transfers are subject to various uncertainties, including:

 .    Hydrologic risks of variable water supplies;

 .    Unavailable or inadequate transportation facilities;

 .    Allocations of water under existing and prospective priorities;

 .    Risks of adverse changes to or interpretations of U.S. federal and state laws, regulations and policies; and

 .    Compliance with all U.S. federal and state environmental laws and regulations.

Transfers of IID water are subject to additional uncertainties, including:

 .    Control by the IID of the timing and terms of any transfers of our IID water (the IID holds title to all of the water rights within the IID in trust for the landowners);

 .    Limitations of Colorado River water allocations (the source of all water deliveries to IID properties) under

     .    international treaties;
     .    interstate compacts;
     .    U.S. federal and state laws and regulations; and
     .    contractual arrangements;

 .    Curtailment of water deliveries by the U.S. government in times of drought;

 .    Required approval of the U.S. Secretary of the Interior;

 .    If a transfer of IID water were approved, possible assertion by other
     California water districts and users of claims adverse to our IID water rights, including but not limited to claims that the IID has failed to satisfy U.S. federal law and California constitutional requirements that IID water must be put to reasonable and beneficial use (a finding that the IID's water use is unreasonable or nonbeneficial could adversely impact title to our IID water rights and the ability to transfer IID water); and

 .    Uncertainty of California laws relating to the cost of transportation and volume of water which could be required to be transported via the Colorado River owned by the Metropolitan Water District, a quasi-governmental agency (any IID water transferred to Metropolitan areas of Southern California such as San Diego would be transported through this aqueduct).

The uncertainties associated with water rights could have a material adverse effect on our future profitability.

Euro Conversion. On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one common currency - the euro. The euro is now trading on currency exchanges and may be used as a non-cash transitional currency. The conversion to the euro eliminates currency exchange rate risk between the participating member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation.

We are assessing the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems to accommodate euro-denominated transactions, the competitive impact of increased price transparency in the participating countries and the impact on our existing contracts. Since financial systems and processes currently accommodate multiple currencies, we contemplate systems conversion by mid-2001 if not already addressed in conjunction with Year 2000 remediation. We do not expect system conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate at this time the effects a common currency will have on pricing within the European Union and the resulting impact, if any, on our financial condition or results of operations.

Impact of Recently Issued Accounting Standards. In June 1997, FASB issued a new statement titled "Disclosures about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company is determining required disclosure under this new standard and will include the disclosures in its next annual report.

In June 1998, FASB issued a new statement titled "Accounting for Derivative Instruments and Hedging Activities." The new statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

               N/A

Item 2.   CHANGES IN SECURITIES

          On December 11, 1998, the Company issued to the shareholders of Insync Systems, Inc. 526,759 shares (the "Shares") of its common stock, par value $.01 per share. The Shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the United States Securities Act of 1933, as amended.

          On December 30, 1998, the Company issued to the shareholders of The Reinhold Faeth Group of Companies 769,231 shares (the "Shares") of its common stock, par value $.01 per share. The Shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the United States Securities Act of 1933, as amended.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    N/A

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                    None

Item 5.   OTHER INFORMATION

                    N/A

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed herewith:

10.1    Employment Agreement between Calvin R. Hendrix and the Company

27.0    Financial Data Schedule

The Company filed four Current Reports on Forms 8-K during the quarter ended December 31, 1998, as follows:

     November 9, 1998 reporting earnings for the three and six month periods ended September 30, 1998.

     November 10, 1998 reporting certain financial information reflecting the pro forma results of operation for the fiscal year ended Marsh 31, 1998 as if the Company's acquisitions of Culligan Water Technologies ("Culligan") and Memtec Limited as well as Culligan's acquisitions of The Water Filtration Business of Ametek, Inc. and Protean plc had occurred at the beginning so such fiscal year.

     December 3, 1998 reporting certain Year 2000 readiness disclosures.

     December 3, 1997 reporting the adoptions of a Stockholder Rights Plan.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UNITED STATES FILTER CORPORATION



                                            By:  /s/ Kevin L. Spence
                                               -----------------------------
Dated:  February 12, 1999                      Kevin L. Spence
                                               Executive Vice President,
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number   Description
 ------   -----------
10.1      Employment Agreement between Calvin R. Hendrix and the Company

27.0      Financial Data Schedule